Form 10-Q
period 2014-08-31
TOUCAN INTERACTIVE CORP
filed 2014-10-14
CIK 1602143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  ________

TOUCAN INTERACTIVE CORP.

 (Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7320 (Primary Standard Industrial Classification Number)	EIN 36-4778745 (IRS Employer Identification Number)

Sabanilla de Montes de Oca

Urbanizacion Carmiol, Casa 254

San Jose, Costa Rica

        Phone : 514-448-4530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of October 14, 2014.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of TOUCAN INTERACTIVE CORP.(the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

TOUCAN INTERACTIVE CORP. Condensed Balance Sheets (Unaudited)
ASSETS	August 31, 2014	February 28, 2014
Current Assets
Cash and cash equivalents	$616	$4,000
Total Current Assets	616	4,000

Total Assets	$616	$4,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$1,678	$678

Total Liabilities	1,678	678

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(5,062)	(678)

Total Shareholders’ Equity	(1,062)	3,322

Total Liabilities and Shareholders’ Equity	$616	$4,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended August 31, 2014	Six Months Ended August 31, 2014

Revenues	$-	-

Operating Expenses
General and administrative expenses	1,061	4,384
Total Operating Expenses	1,061	4,384

Net Loss From Operations	(1,061)	(4,384)

P1rovision for Income Taxes	-	-

Net Loss	$(1,061)	(4,384)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,000,000	4,000,000

TOUCAN INTERACTIVE CORP.

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended August 31, 2014
Cash flows from operating activities:
Net loss for the period	$(4,384)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-
Net cash used in operating activities	(4,384)

Cash flows from financing activities:
Proceeds from sale of common stock	-
Loans from director	1,000

Net cash provided by financing activities	1,000

Net increase (decrease) in cash	(3,384)

Cash, beginning of the period	4,000
Cash, end of the period	$616

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

TOUCAN INTERACTIVE CORP.

NOTES TO THE FINANCIAL STATEMENTS

 August 31, 2014(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

TOUCAN INTERACTIVE Corp. was incorporated under the laws of the State of Nevada on January 28, 2014.  We are a start up company in the business of providing credit information options on all major banks located in Costa Rica, Canada, United States and other countries located in North, Central and South America.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our S-1 for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $616 of cash as of August 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

TOUCAN INTERACTIVE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis.

TOUCAN INTERACTIVE CORP.

 NOTES TO THE FINANCIAL STATEMENTS

 August 31, 2014(Unaudited)

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2014 audited financial statements. The results of operations for the six months ended August 31, 2014 are not necessarily indicative of the operating results for the full year ended February 28, 2014.

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5—LOANS FROM DIRECTOR

On January 28, 2014, director loaned $678 to incorporate the Company and file initial list with Nevada Secretary of State. The loans are unsecured, non-interest bearing and due on demand.

During the period March 1, 2014 through August 31, 2014 an additional $1,000 was loan to the company to pay operating expenses.

The balance due to the director was $1,678 as of August 31, 2014.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of August 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

TOUCAN INTERACTIVE CORP. was incorporated in the State of Nevada as a for-profit company on January 28, 2014 and established a fiscal year end of February 28. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to provide a credit option services to anyone, for any major bank in Costa Rica, Canada, United-States, South and Central America. Our operations to date have been merely preparatory and have not generated any revenues.

THE WEBSITE

Until now, we have purchased a domain name: www.NEEDforCREDIT.com. Our website is currently under construction. It will operate as follows: A user will visit our website to gather all the credit options he possesses in all the different major banks of the Americas. The informative content of the website will be taken from the banks’ websites and updated regularly.

Once we become internationally recognized, we believe that we will be receiving more advertisement space demands, from financial institutions and other companies. At this moment, we have one advertising contract with Mr. Dzabir Mamadov from Kolobok Distribution Inc., and one agreement with Mr. Nasser Bouslihim, a web developer.

TARGET MARKET

Toucan Interactive Corp. will be offering information on mortgages, credit cards and line of credits offered by all the major banks available in the Americas. We would like to be recognized as the main informative website location to get all the required information for our users. Although we are located in Central America, our content may be helpful for users all over the world, to help choose a bank in the Americas that will be answering their specific needs.

TECHNOLOGY

www.needforcredit.com will be an information website, working on HTML5 technology which will work on every computer platforms (Windows, MacOS, ect.) and every mobile device (iOS, Android, Windows Mobile, Blackberry ect.)

At this point, we are working on developing the website. As of today, we have $677 in our account to pay for the website, business development and administration fees. We evaluate that the money will last for approximately another  month, , but if we do not receive additional financing our business will fail. Other than general administrative expenses, we need to find funding for our marketing fees. Since we have not earned any revenue from operations we will need to raise the funds as quickly as possible to be able to advertise our website. If we do not get international recognition, our website will not receive the visibility or the visitors required to get the interest of potential advertisers. For that reason, it is very important to raise the funds to advertise our website, in order for the business to survive.

In order to start generating money, we require additional funding. If we fail at finding the funds, our objectives will be delayed and our operations will follow suit. We do not have any financing at this point and it is crucial for our business to find the resources as soon as possible. Many factors influence our ability to find financing. Finding investors and commencing operations are some examples to be able to earn revenues.

We believe that the most likely source of our funds in a timely manner will be through the sale of additional shares of common stock. Since we have not generated profit to date, we cannot guarantee that the business will be profitable in the future. If we cannot generate sufficient revenues to operate profitably in a timely manner, we may have to cease operations. In the future, our ability to obtain cash flow and gain profit depends on our customers. Failure to generate revenues will obligate us to suspend or cease operations.

Since we have one officer and director, he may not have enough time to devote to the business. He did agree to spend approximately five hours a day at the beginning but he will not invest more time until our operations expand. For that reason, the chances of our business to fail will be high if we do not succeed in finding the funds and commencing the operations. Since he will be working sporadically on the business, operations may get interrupted or even suspended which will result in a lack of funds in a quick fashion and hence a possible cessation of operations.

At this time, we cannot guarantee our investors that we will obtain financing. If we do not raise financing to meet our obligations, we will be delayed and may have to abandon the operations. Also, because our director will own the majority of the shares, he will be able to control corporate decisions that may be disadvantageous to the other shareholders. Accordingly, he will have a significant influence on the operations, transactions and assets of the business. He will also have the power to prevent or cause a change of control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Other than the financing, our business is subject to currency exchange fluctuation. We will put our prices in U.S. dollars; however, some of our clients may pay us in foreign currency. Also, since we are located in Costa Rica, our expenses will be incurred in either the USD or the Costa Rican Colón. If we are unable to successfully protect ourselves against currency fluctuations, our profits will also fluctuate and we could incur loses even if our business is doing fine.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED AUGUST 31, 2014

Our net loss for the three months period ended August 31, 2014 was $1,061. Our net loss for six months period ended August 31, 2014 was $4,384. During the three and six month periods ended August 31, 2014 and from January 28, 2014 (Date of Inception) to August 31, 2014 we have not generated any revenue.

During the three and six month period ended August 31, 2014, our operating expenses were bank service charge and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTHS PERIOD ENDED AUGUST 31, 2014

As at August 31, 2014, our total assets were $616. As at August 31, 2014, our current liabilities were $678. Stockholders’ equity (deficit) was $(5,062).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended August 31, 2014, net cash flows used in operating activities was $(4,384).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended August 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended August 31, 2014, cash flow for financing activities was $1,000. For the period from January 28, 2014 (Date of Inception) to August 31, 2014, net cash provided by financing activities was $5,678 received from proceeds from issuance of common stock and director loans.

PLAN OF OPERATION AND FUNDING

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to run our operations but we cannot guarantee this. If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. We will rely on our president's educational background and work experience in the IT industry to develop our business. As our business expands, we may hire additional representatives and consultants.

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Costa Rica on October 14, 2014

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	October 14, 2014