Form 10-Q
period 2014-11-30
TOUCAN INTERACTIVE CORP
filed 2015-03-19
CIK 1602143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

Sabanilla de Montes de Oca

Urbanizacion Carmiol, Casa 254

San Jose, Costa Rica

        Phone : 514-448-4530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑        No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,100,000 common shares issued and outstanding as of March 19, 2015.

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

TOUCAN INTERACTIVE CORP. Condensed Balance Sheets
ASSETS	November 30, 2014 (Unaudited)	February 28, 2014

Current Assets
Cash and cash equivalents	$20,636	$4,000
Total Current Assets	20,636	4,000

Total Assets	$20,636	$4,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$1,678	$678

Total Liabilities	1,678	678

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 5,100,000 and 4,000,000 shares issued and outstanding	5,100	4,000
Additional paid-in capital	20,900	-
Deficit accumulated during the development stage	(7,042)	(678)

Total Shareholders’ Equity	18,958	3,322

Total Liabilities and Shareholders’ Equity	$20,636	$4,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014

Revenues	$-	-

Operating Expenses
General and administrative expenses	1,980	6,364
Total Operating Expenses	1,980	6,364

Net Loss From Operations	(1,980)	(6,364)

P1rovision for Income Taxes	-	-

Net Loss	$(1,980)	(6,364)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,422,308	4,139,745

TOUCAN INTERACTIVE CORP.

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended November 30, 2014
Cash flows from operating activities:
Net loss for the period	$(6,364)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-
Net cash used in operating activities	(6,364)

Cash flows from financing activities:
Proceeds from sale of common stock	22,000
Loans from director	1,000

Net cash provided by financing activities	23,000

Net increase (decrease) in cash	(16,636)

Cash, beginning of the period	4,000
Cash, end of the period	$20,636

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

TOUCAN INTERACTIVE CORP.

 NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Toucan Interactive Corp. was incorporated under the laws of the State of Nevada on January 28, 2014.  We are a start-up company in the business of providing credit information options on all major banks located in Costa Rica, Canada, United States and other countries located in North, Central and South America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,636 and $4,000 of cash as of  November  30, 2014 and February 28, 2014.

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

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

TOUCAN INTERACTIVE CORP.

 NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2014 audited financial statements. The results of operations for the nine months ended November 30, 2014 are not necessarily indicative of the operating results for the full year ended February 28, 2014.

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

During the period March 1, 2014 through November 30, 2014 an additional $1,000 was loan to the company to pay operating expenses.

The balance due to the director was $1,678 as of November 30, 2014.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

There were 5,100,000 shares of common stock issued and outstanding as of November 30, 2014.

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

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND NINE MONTHS PERIOD ENDED NOVEMBER 30, 2014

Our net loss for the three months period ended November 30, 2014 was $1,980. Our net loss for nine months period ended November 30, 2014 was $6,364. During the three and nine month periods ended November 30, 2014 we have not generated any revenue.

During the three and nine month period ended November 30, 2014, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding were 4,422,308 and 4,139,745 for the three and nine month period ended November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS PERIOD ENDED NOVEMBER 30, 2014

As at November 30, 2014, our total assets were $20,636. As at November 30, 2014, our current liabilities were $1,678. Stockholders’ equity (deficit) was $(7,042).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended November 30, 2014, net cash flows used in operating activities was $6,364.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended November 30, 2014,  we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended November 30, 2014, cash flow for financing activities was $23,000 received from proceeds from issuance of common stock and director loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Costa Rica on March 19, 2015

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	March 19, 2015