Form 10-K
period 2015-02-28
TOUCAN INTERACTIVE CORP
filed 2015-06-29
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to -----------------

Commission file number 333- 195267

TOUCAN INTERACTIVE CORP.

 (Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7320 (Primary Standard Industrial Classification Number)	EIN 36-4778745 (IRS Employer Identification Number)

Sabanilla de Montes de Oca

Urbanizacion Carmiol, Casa 254

San Jose, Costa Rica

        Phone : 514-448-4530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

No market value has been computed as of June 15, 2015 based upon the fact that no active trading market has been established.

 As of June 29, 2015, the Company had 5,100,000 shares of Common Stock outstanding.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The objective of this corporation is to provide a credit option services to anyone, for any major bank in Costa Rica, Canada, United-States, South and Central America. To do so, our business model will consist of developing a website that will provide all the necessary information. The website will be updated on a regular basis to keep the information as accurate as possible in concordance with the banks’ websites.

Toucan Interactive inc. is incorporated in the State of Nevada on January 24th, 2014. Our official business address is located in Sabanilla de Montes de Oca, Urbanizacion Carmiol, Casa 254, San Jose, Costa Rica. Our telephone number is 514-448-4530. Also, we have established a fiscal year end of February 28st.

To generate income, our business model relies on three different methods.

1) a) Contextual Pay-Per-Click Advertising is a type of advertising that targets the users depending on the subject of interest. Such advertising has proven to be very efficient by the Google AdSence Program. For example, each time a person clicks on an ad advertised on our website, we will collect $5.00 from the advertiser. Google AdSense pays anywhere from $0.30 to $3.00 per click. If we are able to sign a price of $5.00 per click, then we will consider that contract as “above average”. According to AdSense stats, in rare cases, Google AdSense pays up to $10.00 per click. Although the average is between $0.30 to $3.00 per click, a $5.00 per click is possible to obtain.

b) Many financial institutions would like to have advertising on financial sites. We will offer these organizations to publish banners and other style of advertisements on our website: www.NEEDforCREDIT.com

2) Some website users will need basic information on how credit system functions in their country. We will provide online consultation, for a fee per minute, about credit options, bank systems and other useful information on creating or improving a credit history.

3) We will produce special mobile applications for all the platforms to earn money from mobile advertising.

At first, we will focus on creating a substantial number of users to be able to generate income from Contextual Advertising. Once we reach a considerable amount of users, we believe that it will facilitate our quest of signing financial institutions to place ads on our website, or to buy advertising spaces on our website. To date, we have signed two agreements. The first contract was signed between Toucan Interactive Corp. and the web designer, Mr. Nasser Bouslihim. The second contract was signed between Toucan Interactive Corp. and Mr. Dzabir Mamadov, from Kolobok Distribution Inc., a company interested in placing an ad on our website. Kolobok Distribution Inc. is an advertising network that resembles Google AdSense. They are interested in placing their clients’ ads on our website for more visibility. When we start generating profit from these advertisers, we will start creating and developing Mobile Applications.

The site will contain full information on the credit cards offered by banks in specific countries. After selecting the country, the user will be redirected to that country’s main page where he or she will find a list of more interesting offers by this country’s banks. Plus, we will be adding articles about banks, the process for a user to get his credit history and credit scores.

All the information regarding interest rates will be provided from official bank websites. If the banks do not provide information about rates, our website will provide the information about the credit card and we will include a note stating “to find out more about the interest rates, please contact the bank”. The bank’s contact information will be provided.

Our website is created for people who are searching for interesting offers on the market. With our informative website, they will be able to find those special offers from the banks.

Each country’s credit system has specific rules and regulations. For example, in Canada, you will not be able to apply for a credit card without official residency or citizenship. For this reason, the website will be divided by countries. Since many Canadians and Americans are seeking residency in Central America, for example, they will be able to find, on our website, the different credit cards and bank information of the country they are inquiring about.

Finally, with respect to online consultation, we are not planning on hiring certified financial consultants, specialized in every country our website will provide information on. For that reason, online consultants will only be able to provide information about the credit cards and offers and other basic information such as: how to apply for your first credit card in that country, what is a credit card, how to use it, how to make payments, cash withdraws and how to  check your credit history. Since consultation will not be part of the business at the start of operation, the website will direct the users to the banks contact information for more details.

The website will be available for our users free of charge. Since we are creating an informative website, we would like our users to visit the website on a regular basis. While the users will be able to compare credit cards options from multiple banks within the same website, instead of surfing between the hundreds of major banks’ websites available in North, Central and South America.

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

Employees

We are a development stage company and we have no employees as of the date of this prospectus, other than our sole officer and director. If our officer and director should resign or die, we will not have a chief executive officer. This could result in our operations suspending until we find another CEO or our investors might lose their money. Since we do not possess a personal life insurance on our existing CEO and we do not have a contract for his services, the investors will have a great chance of losing their investment in the event of us losing our CEO.

Agreements

To this date, we have signed two agreements. The first one was signed between Toucan Interactive Corp. and the web designer, Mr. Nasser Bouslihim. The material terms of the agreement are listed below:

-

Cancellation of Work. In the event of cancellation of this assignment, ownership of all copyrights and any original artwork shall be retained by the designer.

By Client: Client may cancel work on the website at any time by submitting notice to The Developer via email. The Developer will halt work upon receipt of letter from Client requesting cancellation. At that time, Client will be responsible for paying for all work completed prior to The Developer’s receipt of cancellation request. Work completed shall be billed at an hourly rate of $75 per hour. If, at the time of request for refund, work has been completed beyond the amount of work paid for by the initial payment, the Client shall pay for work completed.

By The Developer: The Developer reserves the right to refuse service and cancel a website project if necessary, in which case, the balance of the initial payment will be returned to Client after all applicable fees have been deducted for work completed. The Developer may cancel project for any reason he deems necessary, including but not limited to Client not providing necessary information, text and graphics in a timely fashion to The Developer.

-

Copyright. The Client represents that all website content including logos, trademarks, photos, illustrations, audio, video, and written content provided to The Developer are owned by the Client, or the Client has received explicit permission for use, and do not violate United States copyright law.

-

Fees. Fees for website servicing are $75 per hour. Before The Developer will begin work on the website, Client must sign and return this contract with the initial payment of half of the total estimate quoted below. A final bill will be mailed to the Client upon completion of the project.

-

Deadlines. The Developer agrees to have Client’s website completed no later than 30 days from the 30% deposit paid to begin the assignment. This deadline can be reached only if the Client has provided all necessary graphics, text content, and logins to The Developer. The Developer shall not be held responsible for delays to site development arising out of Client’s delays in providing graphics, text, and logins to The Developer.

If website is not completed by the 30 day deadline due to lack of Client assistance, The Developer may:

a) Extend the project deadline or

b) Close the project and bill Client for work completed at $75 per hour, or

c) The Developer will create a website using all content that has been provided, and send a final bill for work completed to meet the project deadline.

The second agreement was signed between Toucan Interactive Corp. and Mr. Dzabir Mamadov, from Kolobok Distribution Inc., a company interested in placing an advertisement on our website. The material terms of the agreement are listed below:

-

COMPENSATION

In consideration of its advertising services, the Customer agrees to pay the advertising fees set forth on the fee schedule as published in the www.NeedForCredit.com Media Guide. The Customer will also pay any sales and other taxes based upon the fees set forth therein. Advertising fees will be paid monthly, in advance, on or before the first day of the monthly billing cycle during the term hereof. Www.NeedForCredit.com will charge interest and service charges on monthly accounts that are delinquent at the maximum rates allowable by law. The Customer will be responsible for all collection costs and attorney fees if it is necessary to pursue collection efforts to collect on an account. Www.NeedForCredit.com reserves the right to suspend advertising services until Customer's account is brought current. Www.NeedForCredit.com has the right to terminate this Agreement if any advertising fee is delinquent.

-

PROPRIETARY RIGHTS

Www.NeedForCredit.com will retain all proprietary rights in and to its respective sites and other proprietary materials such as copyrights, trademarks, trade secrets, patents and confidential information. Www.NeedForCredit.com does not grant the other any rights in and to such proprietary material except that the Customer hereby grants the www.NeedForCredit.com a non-exclusive license to use the advertising material provided, including its trademarks and copyrights, and the right to hyperlink to Customer's site from its site during the term of this Agreement. Upon termination of this Agreement, www.NeedForCredit.com agrees to remove the hyperlink and the advertising materials provided from its site within a reasonable time.

-

INDEMNIFICATION

The Customer will indemnify and hold www.NeedForCredit.com harmless from and against any claims, suits, threats, demands, settlements, actions, causes of action, liabilities, obligations and all other matters, including but not limited to court costs, attorney fees, witness fees, settlement fees, and all other direct and indirect expenses and losses that may occur arising from the breach of any of the representations and warranties that the Customer has made to www.NeedForCredit.com and otherwise arising directly or indirectly from the placement of its advertising materials on the www.NeedForCredit.com Site.

-

TERMINATION

The Customer may terminate this Agreement, with or without cause, by giving 2 days advance notice of its intent to terminate. Www.NeedForCredit.com reserves the right to terminate this Agreement for any reason, with or without cause, upon 2 days written notice to Customer.

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

Our Competition

We are aware of the existence of some websites that provide comparisons of different credit card offers, such as: credit.com, bankrate.com, creditkarma.com, and cardhub.com. However, to our knowledge, a website that provides the same services as ours does not exist. Our users will be able to choose a bank by visiting our website alone, instead of surfing the major banks website, one after the other. Also, users can always surf the search engines such as google.com that will help them compare credit cards in the U.S., however, our website will differ from the competitors since we will be providing:

1. Information on credit cards in all the Americas

2. Credit cards unique comparison system

3. Special information for people who are applying for their first credit card

4. Special advertising related to credit cards

5. High visibility on search engines by remaining in the top 20.

Marketing

We will be using all the internet marketing tools to get international recognition. Twitter, Facebook, Google and Yahoo will make a good start. We could link our website to many of these sites in order to make ourselves visible and competitive. However, we will probably need professional marketing firm to make us more attractive, especially if we want the financial institutions to advertise with us.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of February 28, 2015, no shares of our common stock have traded.

Number of Holders

As of February 28, 2015, the 5,100,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2015 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of operations

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

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO THE PERIOD JANUARY 28, 2014 (INCEPTIN) TO FEBRUARY 28, 2014.

Our net loss for the year ended February 28, 2015 was $12,608 compared to a net loss of $678 for the year ended February 28, 2014. During the years ended February 28, 2015 and 2014, we generated no revenue, and we incurred net losses totaling $12,608 and $678, respectively.

During the year ended February 28, 2015, we incurred general expenses of $12,608 compared to $678 general expenses incurred during the year ended February 28, 2014. The increase in general expenses is primarily due to increase in professional fees during the year ended February 28, 2015.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEARS ENDED FEBRUARY 28, 2015 AND 2014

As of February 28, 2015, our total assets were $14,392 comprised of cash and cash equivalents and our total liabilities were $1,678 comprised of advances from a related party.

As of January 31, 2014, our total assets were $4,000 comprised of cash and cash equivalents and out total liabilities were $678 comprised of advances from a related party.

Stockholders’ equity decreased from $3,322 as of February 28, 2014 to a deficit of $13,286 as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2015, net cash flows used in operating activities was $12,608. For the year ended January 31, 2014, net cash flows used in operating activities were $678.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from a related party or the issuance of equity instruments. For the fiscal year ended February 28, 2015, net cash from financing activities was $23,000 consisting of $1,000 proceeds in advances from our sole director and $22,000 of proceeds received from issuances of common stock.  For the year ended January 31, 2014, net cash from financing activities was $678 consisting of $678 of proceeds in advances from our sole  director.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

TOUCAN INTERACTIVE CORP

TABLE OF CONTENTS

FEBRUARY 28, 2015

* Report of Independent Registered Public Accounting Firm

* Balance Sheets as of February 28, 2015 and 2014

             13

*

* Statements of Operations for the years ended February 28, 2015 and 2014

14

* Statements of Stockholders’ Equity (Deficit) as of February 28, 2015 and

* for the period from January 28, 2014 (inception) through February 28, 2014

15

*

* Statements of Cash Flows for the years ended February 28, 2015 and for the period from January 28, 2014 (inception) through February 28, 2014

16

* Notes to the Financial Statements

17 - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Toucan Interactive Corp.

We have audited the accompanying balance sheet of Toucan Interactive Corp. as of February 28, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2015 and the period January 28, 2014 (Inception) through February 28, 2014. Toucan Interactive Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toucan Interactive Corp. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the year ended February 28, 2015 and the period January 28, 2014 (Inception) through February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company had accumulated deficit as of February 28, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
June 12, 2015

TOUCAN INTERACTIVE CORP

BALANCE SHEETS

FEBRUARY 28, 2015 AND 2014

ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$ 14,392	$ 4,000

Total Assets	$ 14,392	$ 4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Advances from director	$ 1,678	$ 678
Total current liabilities	1,678	678
Total Liabilities	1,678	678

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,100,000 and 4,000,000 shares issued and outstanding	5,100	4,000
Additional paid in capital	20,900	-
Accumulated deficit	(13,286)	(678)
Total Stockholders’ Equity (Deficit)	12,714	3,322

Total Liabilities and Stockholders’ Equity (Deficit)	$ 14,392	$ 4,000

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

STATEMENTS OF OPERATIONS

	Year ended February 28, 2015	For the Period January 28, (inception) through February 28, 2014

REVENUES	$ -	$ -

OPERATING EXPENSES
General expenses	12,608	678
TOTAL OPERATING EXPENSES	12,608	678

NET LOSS	$ (12,608)	$ (678)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,100,000	4,000,000

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity

Inception, January 28, 2014	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on February 6, 2014	4,000,000	4,000	-	-	4,000
Net loss for the year ended February 28, 2014	-	-	-	(678)	(678)

Balance, February 28, 2014	4,000,000	4,000	-	(678)	$ 3,322
Shares issued for 0.02 per share on October 3, 2014 to November 24, 2014	1,100,000	1,100	20,900	-	$ 22,000
Net loss for the year ended February 28, 2015	-	-		(12,608)	(12,608)
Balance, February 28, 2015	5,100,000	5,100	$ 20,900	$ (13,286)	12,714

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

STATEMENTS OF CASH FLOWS

	Year ended February 28, 2015	For the Period January 28, 2014 (inception) through February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,608)	$ (678)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Net Cash Used in Operating Activities	(12,608)	(678)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	22,000	4,000
Advances from director	1,000	678
Net Cash Provided by Financing Activities	23,000	4,678

Net Change in Cash	10,392	4,000
Cash, beginning of period	4,000	-
Cash, end of period	$ 14,392	$ 4,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,392 and $4,000 of cash as of February 28, 2015 and February 28, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

NOTE 3 – ADVANCES FROM DIRECTOR

On January 28, 2014, director loaned $678 to incorporate the Company and file initial list with Nevada Secretary of State. The loans are unsecured, non-interest bearing and due on demand.

During the period March 1, 2014 through November 30, 2014 an additional $1,000 was loan to the company to pay operating expenses.

The balance due to the director was $1,678 as of February 28, 2015.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

There were 5,100,000 shares of common stock issued and outstanding as of February 28, 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of approximately $13,286 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended February 28:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$ 4,287	$ 231
Less: valuation allowance	(4,287)	(231)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 4.518	$ 231
Less: valuation allowance	(4,518)	(231)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,286 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues and accumulated deficit of $13,286 as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of  February 28, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mikhail Bukshpan Sabanilla de Montes de Oca, Urbanizacion Carmiol, Casa 254, San Jose, Costa Rica	40	President, Secretary, Treasurer and Director

The following is a brief description of the business experience of our executive officers, director and significant employees:

Mikhail Bukshpan has acted as our President, Secretary, Treasurer and sole Director since our incorporation on January 28, 2014. Our president will be devoting approximately 40% of his business time to our operations. Once we expand operations, and are able to attract more customers to advertise on our website, Mikhail Bukshpan has agreed to commit more time as required. Because Mikhail Bukshpan will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Our Director’s Biography

In 1996, Mr. Bukshpan graduated from the Moscow Institute of Economics and Statistics, Faculty of Economic Cybernetics, specialty programmer of applications for the economy.

Since 1995, he has been developing websites for the Russian government. His largest project is a web server for the "Elections in Russia", which was in the TOP-100 most popular political sites in Russia.

Since 2001, he developed the server health statistics www.evidencematters.com that won the 2002 Montreal City Hall contest as "The most promising online project of the year.”

From 2005 to the present time, Mr. Bukshpan was working on developing his own internet site www.needforvid.com.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

SIGNIFICANT EMPLOYEES

We have no employees. Our sole officer and director, Mikhail Bukshpan, is an independent contractor to us and currently devotes approximately twenty five hours per week to company matters. After receiving funding pursuant to our business plan, Mr. Bukshpan intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Item 11.

  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on January 28, 2014 until February 28, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mikhail Bukshpan, President, Treasurer and Secretary	January 28, 2014 to February 28, 2015	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers.

CHANGE OF CONTROL

As of February 28, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 18, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of May 18, 2015, there were 5,100,000 shares of common stock issued and outstanding.  Other than our common stock, we have no other series of stock outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class

Mikhail Bukshpan	4,000,000	78,4%
President, Secretary, Treasurer and Director

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

During the year ended February 28, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2015, we paid $4,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	June 29, 2015