Form 10-Q
period 2015-05-31
TOUCAN INTERACTIVE CORP
filed 2015-07-15
CIK 1602143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,100,000 common shares issued and outstanding as of July 15, 2015.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of TOUCAN INTERACTIVE CORP. (the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

TOUCAN INTERACTIVE CORP. Condensed Balance Sheets (Unaudited)
	May 31, 2015	February 28, 2015
ASSETS

Current Assets
Cash and cash equivalents	$838	$14,392
Total Current Assets	838	14,392

Total Assets	$838	$14,392

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$4,478	$1,678

Total Liabilities	4,478	1,678

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 5,100,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	20,900	20,900
Deficit accumulated during the development stage	(29,640)	(13,286)

Total Shareholders’ Equity	(3,640)	12,714

Total Liabilities and Shareholders’ Equity	$838	$14,392

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014

Revenues	$-	-

Operating Expenses
General and administrative expenses	16,354	3,323
Total Operating Expenses	16,354	3,323

Net Loss From Operations	(16,354)	(3,323)

Provision for Income Taxes	-	-

Net Loss	$(16,354)	(3,323)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,100,000	4,000,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.
Condensed Statement of Cash Flows (Unaudited)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Cash flows from operating activities:
Net loss for the period	$(16,354)	$(3,323)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-
Net cash used in operating activities	(16,354)	(3,323)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Loans from director	2,800	-

Net cash provided by financing activities	2,800	-

Net increase (decrease) in cash	(13,554)	(3,323)

Cash, beginning of the period	14,392	4,000
Cash, end of the period	$838	$677

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

TOUCAN INTERACTIVE Corp. was incorporated under the laws of the State of Nevada on January 28, 2014.  We are a development stage company in the business of providing credit information options on all major banks located in Costa Rica, Canada, United States and other countries located in North, Central and South America.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of May 31, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended May 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $29,640 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSEDFINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 3—LOANS FROM DIRECTOR

On January 28, 2014, director loaned $678 to incorporate the Company and file initial list with Nevada Secretary of State. The loans are unsecured, non-interest bearing and due on demand.

During the period March 1, 2014 through May 31, 2015 an additional $1,000 was loan to the company to pay operating expenses.

On May 26, 2015 director loaned additional $2,800 on working capital.

The balance due to the director was $4,478 as of May 31, 2015.

NOTE 4—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

There were 5,100,000 shares of common stock issued and outstanding as of May 31, 2015.

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

NOTE 6—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Month Period Ended May 31, 2015 Compared to Three Month Period Ended May 31, 2014.

Our net loss for the three month period ended May 31, 2015 was $16,354 compared to a net loss of $3,323 for the three month period ended May 31, 2014. During the three-month period ended May 31, 2015, we have not generated any revenue.

During the three month period ended May 31, 2015, we incurred general and administrative expenses $16,354 compared to $3,323 incurred for the three month period ended May 31, 2014. General and administrative fee expenses incurred during the three month periods ended May 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 5,100,000 for the three month period ended May 31, 2015 and 4,000,000 for the period ended May 31, 2014, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2015

As of May 31, 2015, our total assets were $838 compared to $14,392 in total assets at February 28, 2015. Total assets were comprised of $838 in cash. As of May 31, 2015, our current liabilities were $4,478. Stockholders’ deficit was $29,640 as of May 31, 2015 compared to stockholders' deficit of $13,286 as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2015, net cash flows used in operating activities was $16,354. Net cash flows used in operating activities was $3,323 for the three month period ended May 31, 2014.

Cash Flows from Investing Activities

For the three month period ended May 31, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended May 31, 2015, net cash provided by financing activities was $2,800 received from advances from a director. For the three month period ended May 31, 2014, the Company did not generate any cash flows from financing activities.

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

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Costa Rica on July 15, 2015

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	July 15, 2015