Form 10-Q
period 2015-11-30
TOUCAN INTERACTIVE CORP
filed 2016-01-22
CIK 1602143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,100,000 common shares issued and outstanding as of January 22, 2016.

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

TOUCAN INTERACTIVE CORP. Condensed Balance Sheets (Unaudited)
ASSETS	November 30, 2015	February 28, 2015
Current Assets
Cash and cash equivalents	$8	$14,392
Total Current Assets	8	14,392

Total Assets	$8	$14,392

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	1,000	-
Loan from director	$1,778	$1,678

Total Liabilities	2 ,778	1,678

Shareholders’ Equity (Deficit)
Common Stock, par value $.001; 75,000,000 shares authorized, 5,100,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	20,900	20,900
Accumulated deficit	(2 8 ,770)	(13,286)

Total Shareholders’ Equity (Deficit)	( 1 ,770)	12,71 4

Total Liabilities and Shareholders’ Equity (Deficit)	$8	$14,392

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended November 30, 2015		Three Months Ended November 30, 2014	Nine Months Ended November 30, 2015	Nine Months Ended November 30, 2014

Revenues		$-	$-	$4,500	$-

Operating Expenses
General and administrative expenses		1, 322	1,980	1 9 ,984	6,364
Total Operating Expenses		1, 322	1,980	1 9 ,984	6,364

Net Loss From Operations		( 1, 322)	(1,980)	(1 5 ,484)	(6,364)

P1rovision for Income Taxes		-	-

Net Loss	$	( 1, 322)	$(1,980)	$(1 5 ,484)	$(6,364)

Net Loss Per Share: Basic and Diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted		5,100,000	4,422,308	5,100,000	4,139,745

TOUCAN INTERACTIVE CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended November 30, 2015	For the Nine Months Ended November 30, 2014
Cash flows from operating activities:
Net loss for the period	$(1 5 ,484)	$(6,364)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,000	-
Net cash used in operating activities	(14,484)	(6,364)

Cash flows from financing activities:
Proceeds from sale of common stock	-	22,000
Loans from director	100	1,000

Net cash provided by financing activities	100	23,000

Net increase (decrease) in cash	(14,38 4 )	16,636

Cash, beginning of the period	14,392	4,000
Cash, end of the period	$8	$10,636

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

 November 30, 2015 (Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of November 30, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended November 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $2 8 ,770 as of November 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

On July 20, 2015, Director loan was repaid by $1,780 partially.

On August 14, 2015 Director loaned additional $300 on working capital.

On August 24, 2015, Director loan was repaid by $1,500 partially.

On October 7, 2015 Director loaned additional $2500 on working capital.

On October 7, 2015 Director loan was repaid by $1,500 partially.

On October 19, 2015 Director loan was repaid by $720 partially.

The balance due to the director was $1,778 as of November 30, 2015.

NOTE 4—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

There were 5,100,000 shares of common stock issued and outstanding as of November 30, 2015.

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

NOTE 6—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

At this point, we are working on developing the website. As of today, we have $2,700 in our account to pay for the website, business development and administration fees. We evaluate that the money will last for approximately another month, but if we do not receive additional financing our business will fail. Other than general administrative expenses, we need to find funding for our marketing fees. Since we have not earned any revenue from operations we will need to raise the funds as quickly as possible to be able to advertise our website. If we do not get international recognition, our website will not receive the visibility or the visitors required to get the interest of potential advertisers. For that reason, it is very important to raise the funds to advertise our website, in order for the business to survive.

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

Three Month Period Ended November 30, 2015 Compared to Three Month Period Ended November 30, 2014.

We had no revenue for the three months ended November 30, 2105 compared $0 for the three months ended November 30, 2014.

Our net loss for the three month period ended November 30, 2015 was $ 1, 322 compared to a net loss of 1,980 for the three months ended November 30, 2014.

During the three month period ended November 30, 2015, we incurred general and administrative expenses $ 1,322 compared to $1,980 incurred for the three month period ended November 30, 2014. General and administrative fee expenses incurred during the three month periods ended November 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

Nine Month Period Ended November 30, 2015 Compared to Nine Month Period Ended November 30, 2014.

Our net loss for the nine month period ended November 30, 2015 was $1 5 ,484 compared to a net loss of 6,364 for the nine month period ended November 30, 2014. During the nine-month period ended November 30, 2015, we have generated $4,500 of revenue compared to $0 for the nine months ended November 30, 2014.

During the nine month period ended November 30, 2015, we incurred general and administrative expenses $1 9 ,984 compared to $6,364 incurred for the nine month period ended November 30, 2014. General and administrative fee expenses incurred during the nine month periods ended November 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 5,100,000 and 4,139,745 for the nine month period ended November 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2015

As of November 30, 2015, our total assets were $8 compared to $14,392 in total assets at February 28, 2015. Total assets were comprised of $8 in cash. As of November 30, 2015, our current liabilities were $ 2 ,778. Stockholders’ deficit was $ 1 ,770 as of November 30, 2015 compared to stockholders' equ it y of $1 2,714 as of February 28, 2015.

Cash Flows from Operating Activities

We have generated $4,500 of positive cash flows from operating activities. For the nine month period ended November 30, 2015, net cash flows used in operating activities was $14,484. Net cash flows used in operating activities was $6,364 for the nine month period ended November 30, 2014.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine month period ended November 30, 2015, net cash provided by financing activities was $100 received from advances from a director. For the nine month period ended November 30, 2014, the Company did generate $23,000 of cash flows from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Costa Rica on January 22, 2016.

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	January 22, 2016