Form 10-K
period 2016-02-29
TOUCAN INTERACTIVE CORP
filed 2016-04-19
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

No market value has been computed as of March 30, 2016 based upon the fact that no active trading market has been established.

 As of April 18, 2016, the Company had 5,100,000 shares of Common Stock outstanding.

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

As of February  29, 2016, no shares of our common stock have traded.

Number of Holders

As of February 29, 2016, the 5,100,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2016 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

YEAR ENDED FEBRUARY 29, 2016 COMPARED TO YEAR ENDED FEBRUARY 28, 2015

Our net loss for the year ended February 29, 2016 was $13,634 compared to a net loss of $12,608 for the year ended February 28, 2015. During the year ended February 29, 2016 we generated $8,200 of revenue capered to the year ended February 28, 2015 we generated no revenue. During the years ended February 28, 2016 and 2015, we incurred net losses totaling $13,634 and $12,608, respectively.

During the year ended February 29, 2016, we incurred general expenses of $21,834 compared to $12,608 general expenses incurred during the year ended February 28, 2015. The increase in general expenses is primarily due to increase in professional fees during the year ended February 29, 2016.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEARS ENDED FEBRUARY 29, 2016 AND 2015

As of February 29, 2016, our total assets were $3,757 comprised of cash and cash equivalents and our total liabilities were $4,678 comprised of advances from a related party.

As of February 29, 2015, our total assets were $14,392 comprised of cash and cash equivalents and out total liabilities were $1,678 comprised of advances from a related party.

Stockholders’ equity decreased from $12,714 as of February 28, 2015 to a deficit of $(920) as of February 28, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 29, 2016, net cash flows used in operating activities was $13,634. For the year ended February 28, 2015, net cash flows used in operating activities were $12,608.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from a related party or the issuance of equity instruments. For the fiscal year ended February 28, 2015, net cash from financing activities was $23,000 consisting of $1,000 proceeds in advances from our sole director and $22,000 of proceeds received from issuances of common stock.  For the year ended February 29, 2016, net cash from financing activities was $3,000 consisting of $3,000 of proceeds in advances from our sole director.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

TOUCAN INTERACTIVE CORP

TABLE OF CONTENTS

FEBRUARY 29, 2016

* Report of Independent Registered Public Accounting Firm

13

* Balance Sheets as of February 29, 2016 and February 28, 2015

            14

* Statements of Operations for the years ended February 29, 2016

* and February 28, 2015

15

* Statements of Stockholders’ Equity (Deficit) as of February 29, 2016 and

* and February 28, 2015                                                                                                16

* Statements of Cash Flows for the years ended February 29, 2016 and

 And February 28, 2015

                                                                                               17

* Notes to the Financial Statements

18 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Toucan Interactive Corp.

We have audited the accompanying balance sheets of Toucan Interactive Corp. as of February 29, 2016 and February 28, 2015 and the related statements of operations, stockholders’ equity (defcit), and cash flows for the years then ended. Toucan Interactive Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toucan Interactive Corp. as of February 29, 2016 and February 28, 2015 and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company had accumulated deficit as of February 29, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 18, 2016

TOUCAN INTERACTIVE CORP

BALANCE SHEETS

FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

ASSETS	2016	2015
Current Assets
Cash and cash equivalents	$ 3,757	$ 14,392

Total Assets	$ 3,757	$ 14,392

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Advances from director	$ 4,678	$ 1,678
Total current liabilities	4,678	1,678
Total Liabilities	4,678	1,678

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,100,000 shares issued and outstanding	5,100	5,100
Additional paid in capital	20,900	20,900
Accumulated deficit	(26,920)	(13,286)
Total Stockholders’ Equity (Deficit)	(920)	12,714

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,757	$ 14,392

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

STATEMENTS OF OPERATIONS

	Year ended February 29, 2016	Year ended February 28, 2015

REVENUES	$ 8,200	$ -

OPERATING EXPENSES
General expenses	21,834	12,608
TOTAL OPERATING EXPENSES	21,834	12,608

NET LOSS	$ (13,634)	$ (12,608)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,100,000	5,100,000

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity

Balance, February 28, 2014	4,000,000	$ 4,000	$ -	$ (678)	$ 3,322
Shares issued for 0.02 per share on October 3, 2014 to November 24, 2014	1,100,000	1,100	20,900	-	$ 22,000
Net loss for the year ended February 28, 2015	-	-		(12,608)	(12,608)
Balance, February 28, 2015	5,100,000	$ 5,100	$ 20,900	$ (13,286)	12,714
Net loss for the year ended February 28, 2016	-	-	-	$ (13,634)	(13,634)
Balance, February 29, 2016	5,100,000	$ 5,100	$ 20,900	$ (26,920)	$ (920)

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2016	Year ended February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,634)	$ (12,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Net Cash Used in Operating Activities	(13,634)	(12,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	22,000
Advances from director	3,000	1,000
Net Cash Provided by Financing Activities	3,000	23,000

Net Change in Cash	(10,634)	10,392
Cash, beginning of period	14,392	4,000
Cash, end of period	$ 3,757	$ 14,392

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,000 of cash as of February 28, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016

Recent Accounting Pronouncements

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

On August 24, 2015, Director loan was repaid by $1,500 partially.

On October 7, 2015 Director loaned additional $2500 on working capital.

On October 7, 2015 Director loan was repaid by $1,500 partially.

On October 19, 2015 Director loan was repaid by $720 partially.

On January 19, 2016 Director loaned additional $2,900 on working capital.

The balance due to the director was $4,678 as of February 29, 2016.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

NOTE 4 – CAPITAL STOCK (CONTINUED)

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

There were 5,100,000 shares of common stock issued and outstanding as of February 29, 2016.

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

NOTE 6 – INCOME TAXES

As of February 29, 2016, the Company had net operating loss carry forwards of approximately $13,634 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended February 29, 2016 and February 28, 2015:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$ 4,635	$ 4,287
Less: valuation allowance	(4,635)	(4,287)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 29, 2016 and February 28, 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,922	$ 4,518
Less: valuation allowance	(8,922)	(4,518)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,634 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 7 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $26,920 as of February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29,  2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of  February 29, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mikhail Bukshpan Sabanilla de Montes de Oca, Urbanizacion Carmiol, Casa 254, San Jose, Costa Rica	41	President, Secretary, Treasurer and Director

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

Item 11.

  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on January 28, 2014 until February 29, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mikhail Bukshpan, President, Treasurer and Secretary	January 28, 2014 to February 28, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

CHANGE OF CONTROL

As of February 29, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

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

Item 13. Certain Relationships and Related Transactions

During the year ended February 29, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 29, 2016, we paid $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

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

Signature	Title	Date

/s/ Mikhail Bukshpan
Mikhail Bukshpan	President, Treasurer, Secretary and Director	April 18, 2016