Form 10-Q
period 2016-05-31
TOUCAN INTERACTIVE CORP
filed 2016-07-21
CIK 1602143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2016

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-195267

TOUCAN INTERACTIVE CORP.

 (Exact name of registrant as specified in its charter)

Nevada	EIN 36-4778745
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

25 E. Foothill Blvd.

Arcadia CA 91006

(Address of principal executive offices)(Zip Code)

(626) 898-7010

(Registrant’s telephone number, including area code)

Sabanilla de Montes de Oca Urbanizacion Carmiol, Casa 254 San Jose, Costa Rica
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑  The registrant is a voluntary reporter.

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,100,000 common shares issued and outstanding as of July 19, 2016.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Toucan Interactive Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the Company’s ability to find an acquisition target that will provide value to its stockholders, the Company’s ability to successfully integrate an acquisition, the acquisition’s ability to compete successfully in its market and the ability of the Company and/or the acquisition to raise funds for working capital purposes, if needed. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in the forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”,  “we”, “us” and “our” are references to Toucan Interactive Corp.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Toucan Interactive Corp.(the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheets (Unaudited)

	May 31, 2016	Feb 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,757
Prepaid expenses	7,500	-
Total Current Assets	7,500	3,757

Total Assets	$7,500	$3,757

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$6,500	$-
Checks in Excess of Cash	353	-
Director Loan	432	4,678
Total Other Current Liabilities	7,285	4,678

Total Liabilities	7,285	4,678

Shareholders’ Equity (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 5,100,000 shares issued and outstanding	7,100	5,100
Additional Paid in Capital	36,578	20,900
Accumulated Deficit	(43,463)	(26,920)
Total Shareholders’ Equity (Deficit)	215	(920)

TOTAL LIABILITIES & EQUITY	$7,500	$3,757

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015
Revenue	$-	$-

Operating Expenses
General and administrative expenses	16,542	16,354
Total Operating Expense	16,542	16,354

Net Loss From Operations	(16,542)	(16,354)

Provision for Income Taxes	-	-

Net Loss	$(16,542)	$(16,354)

Net Loss Per Share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:Basic and Diluted	5,969,565	5,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015
OPERATING ACTIVITIES
Net Income	$(16,542)	$(16,354)
Adjustments to reconcile Net Income to net cash provided by operations:
Checks in Excess of Cash	353	-
Changes in operating assets and liabilities
Prepaid expenses	(7,500)	-
Accounts payable	6,500	-
Net cash (Used) in Operating Activities	(17,189)	(16,354)

FINANCING ACTIVITIES
Repayment of advances – related party	(4,246)	-
Advances from – related party	-	2,800
Proceeds from sale of capital stock	17,678	-
Net cash provided by Financing Activities	13,432	2,800
Net cash increase for period	(3,757)	(13,554)
Cash at beginning of period	3,757	14,392
Cash at end of period	$-	$838

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

May 31, 2016 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Toucan Interactive Corp. (the “Company”) was incorporated under the laws of the State of Nevada on January 28, 2014. We were a startup company in the business of providing credit information options on all major banks located in Costa Rica, Canada, United States and other countries located in North, Central and South America. Pursuant to the transactions described in Note 4 below, the Company experienced a change in control and ceased operations as a provider of credit option services. The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of May 31, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended May 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 29, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $43,463 as of May 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from the controlling stockholder and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM DIRECTOR

On January 28, 2014, the Company’s then sole director (the “Director”) loaned $678 to incorporate the Company and file initial list with Nevada Secretary of State.

During the period March 1, 2014 through February 29, 2016, Director loaned an additional $9,500 to the Company to pay operating expenses, and $5,500 were repaid.

On April 21, 2016, Director loaned an additional $10,000 on working capital. The Director loans are unsecured, non-interest bearing and due on demand.

On April 22, 2016, all the outstanding Director Loans were repaid in full in the total amount of $14,678.

On May 2, 2016 the Company’s controlling stockholder loaned an amount of $432 to the Company as working capital.

The balance due to the controlling stockholder was $432 as of May 31, 2016.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

On April 22, 2016, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with BDK Capital Group, LLC (“BDK”), the Company sold 6,000,000 newly issued shares of common stock to BDK for cash proceeds of $243,605 at $0.001 par value per share.

On April 22, 2016, subsequent to the closing of the transaction contemplated by the Purchase Agreement and pursuant to a Repurchase Agreement (the “Repurchase Agreement”) with the then majority stockholder (the “Majority Stockholder”), the Majority Stockholder sold and the Company repurchased 4,000,000 shares of common stock for an aggregate purchase price of $240,605, of which $14,678 went to satisfy amounts due to the Majority Stockholder for amounts previously advanced to the Company.

There were 7,100,000 shares of common stock issued and outstanding as of May 31, 2016.

NOTE 5 – CHANGES IN CONTROL

Following the closing of the transactions pursuant to the Purchase Agreement and the Repurchase Agreement (collectively, the “Transactions”), and the purchase of an additional 870,000 shares of the Company’s common stock from other minority shareholders, BDK acquired approximately 96% of the issued and outstanding capital of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Following the closing of the Transactions, BDK has provided office services to the Company without charge. There is no obligation for BDK to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Toucan Interactive Corp. was incorporated in the state of Nevada on January 24, 2014 and maintained its official business address at Sabanilla de Montes de Oca, Urbanizacion Carmiol, Casa 254, San Jose, Costa Rica.

From inception until April 2016, the Company’s principal business consisted of developing a website, www.NEEDforCREDIT.com, to provide credit option services to users primarily in Costa Rica, Canada, the United States and South and Central America and to market context advertising services to banks and financial institutions in these countries and regions.

In April 2016, pursuant to the transactions described in the Current Report on Form 8-K filed on April 22, 2016, the Company experienced a change of control (the “Change of Control”) and ceased operations as a provider of credit option services. The Company also changed the address of its principal executive offices to 25 E. Foothill Blvd., Arcadia, California 91006.

The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company will not restrict its potential candidate target companies to any industry, specific business or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that generate cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and

(ii) investigating, analyzing and consummating a business combination.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that the Company will be able to secure funding as needed.

As of the date of this Quarterly Report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials to be acquired;

(f) The extent to which the business opportunity can be advanced.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. In evaluating a prospective business combination, the Company will conduct as extensive a due diligence review of potential targets as reasonably possible.

We anticipate that the selection of a business combination will be complex and extremely risky. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. We cannot assure investors that our choice of a business combination will result in profitable operations.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three months ended May 31, 2016 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

RESULTS OF OPERATIONS

The Company was a startup company and has generated minimal revenue to date. We have incurred recurring losses to date. We currently serve as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our goal of consummating a business combination with suitable growth potential and to meet our long term operating requirements. We expect to raise additional capital through, among other things, loans from our controlling stockholder and the sale of equity or debt securities. We have no committed source of financing and we cannot guarantee that we will be able to raise funds as and when we need them.

Three Month Period Ended May 31, 2016 Compared to Three Month Period Ended May 31, 2015.

We earned no revenue during the three months ended May 31, 2016 and 2015. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended May 31, 2016 was $16,542 compared to a net loss of $16,354 for the three months ended May 31, 2015.

During the three month period ended May 31, 2016, we incurred general and administrative expenses of $16,542 as compared to $16,354 incurred for the three month period ended May 31, 2015. General and administrative expenses incurred during the three month periods ended May 31, 2016 and 2015 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2016

As of May 31, 2016, we had cash of $0 prepaid expenses of  7,500, liabilities of $7,285, and a working capital surplus of $215. As of February 29, 2016, we had cash of $3,757, liabilities of $4,678, and a working capital deficit of $921. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the three months ended May 31, 2016 and 2015, net cash used in operating activities amounted to $16,542 and $16,354, respectively.

Cash Flows from Investing Activities

For the three months ended May 31, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans or the issuance of equity. For the three months ended May 31, 2016 and 2015, net cash provided by financing activities amounted to $13,432 and $2,800, respectively.

We have generated minimal revenues from operations to date. It is not likely that we will generate any further revenues until a business combination has been consummated, however, even following a business combination, there is no guarantee that any revenues will be generated, that any revenues will be sufficient to meet our expenses or that we will ever become profitable. We may consider a business combination with a target company which itself has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop one or more new products or services, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

Moreover, any target business that is selected may be financially unstable or in the early stages of development or growth, including businesses without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with a target company in an industry characterized by a high level of risk, and although our management will endeavor to evaluate the risks inherent in a particular target company, there can be no assurance that we will properly ascertain or assess all significant risks.

The foregoing considerations raise substantial doubt about our ability to continue as a going concern.  We are currently planning on devoting the vast majority of our efforts to identifying, investigating and conducting due diligence on target companies and negotiating, structuring, documenting and consummating a business combination. Our long-term ability to continue as a going concern is dependent upon our ability to complete a business combination and, thereafter, achieve profitable operations.

We believe that we will be able to meet these costs through future cash on hand, if any, and additional amounts, as may be necessary, to be loaned by or invested in us by our controlling stockholder, management and/or others. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination.  Management’s plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated,  However, there is no assurance that any additional funding will be available on terms that are favorable to us or at all.

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expenses in the future. Currently, we do not have any other arrangements for financing. On May 2, 2016, the controlling stockholder loaned $432 to the Company for working capital.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses.  Additionally, any equity financing in which we might engage would result in dilution to our existing stockholders.

GOING CONCERN

The independent auditors’ audit report accompanying our financial statements dated February 29, 2016 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

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

Not applicable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.

Any investment in our common stock involves a high degree of risk. Some, but not all, of the risks that affect an investment in our Company include:

●	We have little operating history and minimal revenue and there is no guarantee that we can establish a profitable operation in the foreseeable future;
●	We have incurred recurring net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our Company;
●	We face intense competition for business combination opportunities and because of our limited resources, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination with suitable growth potential;
●	We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business;
●	We have no full time employees and are substantially dependent on the efforts of part-time management and members of the board of directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and;
●	Our controlling stockholder and executive officers and directors currently are able to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Our stockholders may face significant restrictions on the resale of our common stock.

The following factors (there can be others) may significantly affect our stockholders’ ability to resell our common stock:

●	There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares;
●	As we are currently a “shell company” as defined under Rule 144, stockholders who receive our restricted securities will not be able to sell our shares without registration until one year after we have satisfied the applicable conditions under Rule 144;
●	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Article of Incorporation (1)

3.2	Bylaws (1)

10.1	Securities Purchase Agreement, dated April 22, 2016, by and among the Company, Mikhail Bukschpan and BDK Capital Group, LLC. (2)

10.2	Repurchase Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan. (2)

10.3	Debt Settlement Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan (2).

10.4	Certification of Termination of Agreement by and between the Company and Nasser Bouslihim. (2)

10.5	Certification of Termination of Agreement by and between the Company and Kolobok Distribution, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

** Furnished herewith.

(1) Filed as an exhibit to the Company’s S-1 registration statement, number 333-195267, filed with the SEC on April 15, 2014.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 22, 2016, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Toucan Interactive Corp.
(Registrant)

Date: July 20, 2016	By:	/s/ Gang Ding
	Name: Title:	Gang Ding Chief Executive Officer (Principal Executive Officer)

	By:	/s/ William Chu
	Name: Title:	William Chu Chief Financial Officer (Principal Financial Officer)