Form 10-Q
period 2016-08-31
TOUCAN INTERACTIVE CORP
filed 2016-10-24
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,100,000 common shares issued and outstanding as of October 17, 2016.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Toucan Interactive Corp. (the “Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the Company’s ability to find an acquisition target that will provide value to its stockholders, the Company’s ability to successfully integrate an acquisition, the acquisition’s ability to compete successfully in its market and the ability of the Company and/or the acquisition to raise funds for working capital purposes, if needed. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in the forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Toucan Interactive Corp.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Toucan Interactive Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheets (Unaudited)

	August 31, 2016	Feb 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,757
Prepaid expenses	5,000	-
Total Current Assets	5,000	3,757

Total Assets	$5,000	$3,757

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,500	$-
Checks in Excess of Cash	390	-
Director Loan	8,343	4,678
Total Other Current Liabilities	13,233	4,678

Total Liabilities	13,233	4,678

Shareholders’ Equity (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 5,100,000 shares issued and outstanding	7,100	5,100
Additional Paid in Capital	36,578	20,900
Accumulated Deficit	(51,911)	(26,920)
Total Shareholders’ Equity (Deficit)	(8,233)	(920)

TOTAL LIABILITIES & EQUITY	$5,000	$3,757

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015	Six Months Ended August 31, 2016	Six Months Ended August 31, 2015
Revenue	$-	$4,500		4,500

Operating Expenses
General and administrative expenses	8,448	2,307	24,990	18,661
Total Operating Expense	8,448	2,307	24,990	18,661

Net Loss From Operations	(8,448)	2,193	(24,990)	(14,161)

Provision for Income Taxes	-	-

Net Income / (Loss)	$(8,448)	$2,193	(24,990)	(14,161)

Net Loss Per Share: Basic and Diluted	$0.00	$0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,100,000	5,100,000		4,000,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended August 31, 2016	Six Months Ended August 31, 2015
OPERATING ACTIVITIES
Net Income	$(24,990)	$(14,161)
Adjustments to reconcile Net Income to net cash provided by operations:
Checks in Excess of Cash	390	-
Changes in operating assets and liabilities
Prepaid expenses	(5,00)	-
Accounts payable	4,500	-
Net cash (Used) in Operating Activities	(25,100)	(14,161)

INVESTING ACTIVITIES
Net cash provided by Investing Activities		-

FINANCING ACTIVITIES
Repayment of advances – related party		(180)
Advances from – related party	3,665
Proceeds from sale of capital stock	17,678	-
Net cash provided by Financing Activities	21,343	(180)
Net cash increase for period	(3,757)	(14341)
Cash at beginning of period	3,757	14,392
Cash at end of period	$-	$51

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
August 31, 2016 (Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of August 31, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the six months ended August 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 29, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $51,911 as of August 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

During the period March 1, 2014 through February 29, 2016 an additional $9,500 were loaned to the Company to pay operating expenses, and $5,500 were repaid.

On April 21, 2016, Director loaned additional $10,000 on working capital.

On April 22, 2016, Director loan was repaid in full in the amount of $14,678.

On May 2, 2016, Director loaned additional $432 on working capital.

On July 20, 2016, Director loaned additional $1,500 on working capital.

On July 28, 2016, Director loaned additional $1,411 on working capital.

On August 16, 2016, Director loaned additional $5,000 on working capital.

The balance due to the director was $8,343 as of August 31, 2016.

TOUCAN INTERACTIVE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
August 31, 2016 (Unaudited)

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

On April 22, 2016, subsequent to the closing of the transaction contemplated by the Purchase Agreement and pursuant to a Repurchase Agreement (the “Repurchase Agreement”) with the Majority Stockholder, the Majority Stockholder sold and the Company repurchased 4,000,000 shares of common stock for an aggregate purchase price of $240,605, of which $14,678 went to satisfy amounts due to the Majority Stockholder for amounts previously advanced to the Company.

There were 7,100,000 shares of common stock issued and outstanding as of August 31, 2016.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In April 2016, pursuant to the transactions described in the Current Report on Form 8-K filed on April 22, 2016, the Company experienced a change in control (the “Change of Control”) and ceased operations as a provider of credit option services. The Company also changed the address of its principal executive offices to 25 E. Foothill Blvd., Arcadia, California 91006.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and six month periods ended August 31, 2016 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

RESULTS OF OPERATIONS

We are a development stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, loans from our controlling stockholder and the sale of equity or debt securities. We have no committed source of financing and we cannot guarantee that we will be able to raise funds as and when we need them.

Three and Six Month Periods Ended August 31, 2016 Compared to Three and Six Month Periods Ended August 31, 2015.

We earned no revenue during the three and six month periods ended August 31, 2016. We earned $4,500 during the three and six month periods ended August 31, 2015. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended August 31, 2016 was $8,448 compared to a net income of $2,193 for the three month period ended August 31, 2015. Our net loss for the six month period ended August 31, 2016 was $24,990 compared to a net loss of $14,161 for the six month period ended August 31, 2015.

During the three month period ended August 31, 2016, we incurred general and administrative expenses of $8,448 as compared to $2,307 incurred for the three month period ended August 31, 2015. During the six month period ended August 31, 2016, we incurred general and administrative expenses of $24,990 as compared to $18,681 incurred for the six month period ended August 31, 2015. General and administrative expenses incurred during the three and six month periods ended August 31, 2016 and 2015 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2016

As of August 31, 2016, we had cash of $0, prepaid expenses of $5,000, liabilities of $13,233, and a working capital deficit of $8,233. As of February 29, 2016, we had cash of $3,757, liabilities of $4,678, and a working capital deficit of $921. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the six months ended August 31, 2016 and 2015, net cash used in operating activities amounted to $25,100 and $14,161, respectively.

Cash Flows from Investing Activities

For the six month period ended August 31, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the six months ended August 31, 2016 and 2015, net cash provided by financing activities amounted to $21,343 and $(180), respectively.

We have generated minimal revenues from operations to date. It is not likely that we will generate any further revenues until a business combination has been consummated. Even following a business combination, there is no guarantee that any revenues will be generated, that any revenues will be sufficient to meet our expenses or that we will ever become profitable. We may consider a business combination with a target company which itself has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop one or more new products or services, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

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

The foregoing considerations raise substantial doubt about our ability to continue as a going concern.  We are currently planning on devoting the vast majority of our efforts to identifying, investigating and conducting due diligence on target companies; and negotiating, structuring, documenting and consummating a business combination. Our long-term ability to continue as a going concern is dependent upon our ability to complete a business combination and, thereafter, achieve profitable operations.

We believe that we will be able to meet these costs through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our controlling stockholder, management and/or others. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination. Management’s plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated. However, there is no assurance that any additional funding will be available on terms that are favorable to us or at all.

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three and six month periods ended August 31, 2016, the controlling stockholder loaned $7,911 and $8,343, respectively, to the Company for working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.

Any investment in our common stock involves a high degree of risk. Some, but not all, of the risks that affect an investment in our Company include:

●	We have little operating history and minimal revenue and there is no guarantee that we can establish a profitable operation in the foreseeable future;
●	We have incurred recurring net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our Company;
●	We face intense competition for business combination opportunities and because of our limited resources, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination with suitable growth potential;
●	We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business;
●	We have no full time employees and are substantially dependent on the efforts of part-time management and members of the board of directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and;
●	Our controlling stockholder and executive officers and directors currently are able to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

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

Our stockholders may face significant restrictions on the resale of our common stock.

The following factors (there can be others) may significantly affect our stockholders’ ability to resell our common stock:

●	There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares;
●	As we are currently a “shell company” as defined under Rule 144, stockholders who receive our restricted securities will not be able to sell our shares without registration until one year after we have satisfied the applicable conditions under Rule 144;
●	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Article of Incorporation (1)

3.2	Bylaws (1)

10.1	Securities Purchase Agreement, dated April 22, 2016, by and among the Company, Mikhail Bukschpan and BDK Capital Group, LLC. (2)

10.2	Repurchase Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan. (2)

10.3	Debt Settlement Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan (2).

10.4	Certification of Termination of Agreement by and between the Company and Nasser Bouslihim. (2)

10.5	Certification of Termination of Agreement by and between the Company and Kolobok Distribution, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INA	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

Toucan Interactive Corp.
(Registrant)

Date: October 24, 2016	By:	/s/ Gang Ding
	Name: Title:	Gang Ding Chief Executive Officer (Principal Executive Officer)

	By:	/s/ William Chu
	Name: Title:	William Chu Chief Financial Officer (Principal Financial Officer)

