Form 10-Q
period 2016-11-30
TOUCAN INTERACTIVE CORP
filed 2017-02-02
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2016

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

Yes [  ] No [X] The registrant is a voluntary reporter.

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

Large accelerated filer [ ]	Large accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,100,000 common shares issued and outstanding as of January 17, 2017.

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheets (Unaudited)

	November 30, 2016	Feb 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,727	$3,757
Prepaid expenses	2,500	-
Total Current Assets	4,227	3,757

Total Assets	$4,227	$3,757

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,819	$-
Director Loan	14,177	4,678
Total Other Current Liabilities	16,996	4,678

Total Liabilities	16,996	4,678

Shareholders’ Equity (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 5,100,000 shares issued and outstanding	7,100	5,100
Additional Paid in Capital	36,578	20,900
Accumulated Deficit	(56,447)	(26,920)
Total Shareholders’ Equity (Deficit)	(12,796)	(920)

TOTAL LIABILITIES & EQUITY	$4,227	$3,757

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations (Unaudited)

	Three Months Ended November 30, 2016	Three Months Ended November 30, 2015		Nine Months Ended November 30, 2016	Nine Months Ended November 30, 2015
Revenue	$-	$			4,500

Operating Expenses
General and administrative expenses	4,537		1,322	29,527	19,984
Total Operating Expense	4,537		1,322	29,547	15,484

Net Loss From Operations	(4,537)		(1,322)	(29,547)	(15,484)

Provision for Income Taxes	-		-

Net Income / (Loss)	$(4,537)		$(1,322)	(29,547)	(15,484)

Net Loss Per Share: Basic and Diluted	$0.00		$0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,100,000		5,100,000	6,721,818	5,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended November 30, 2016	Nine Months Ended November 30, 2015
OPERATING ACTIVITIES
Net Income	$(29,527)	$(15,484)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in operating assets and liabilities
Prepaid expenses	(2,500)	-
Accounts payable	2,819	1,000
Net cash (Used) in Operating Activities	(29,208)	(14,484)

INVESTING ACTIVITIES
Net cash provided by Investing Activities		-

FINANCING ACTIVITIES
Repayment of advances – related party
Advances from – related party	9,500	100
Proceeds from sale of capital stock	17,678	-
Net cash provided by Financing Activities	27,178	100
Net cash (decrease) for period	(2,030)	(14,384)
Cash at beginning of period	3,757	14,392
Cash at end of period	$1,727	$8

The accompanying notes are an integral part of these condensed financial statements

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of November 30, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended November 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 29, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $56,447 as of November 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

On May 2, 2016, Director loaned additional $432 on working capital.

On July 20, 2016, Director loaned additional $1,500 on working capital.

On July 28, 2016, Director loaned additional $1,411 on working capital.

On August 16, 2016, Director loaned additional $5,000 on working capital.

On September 30, 2016, Director loaned additional $2,000 on working capital.

On October 4, 2016, Director loaned additional $1,500 on working capital.

On November 17, 2016, Director loaned additional $2,334 on working capital.

The balance due to the director was $14,177 as of November 30, 2016.

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

There were 7,100,000 shares of common stock issued and outstanding as of November 30, 2016.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has $1,727 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and nine month periods ended November 30, 2016 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

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

Three and Nine Month Periods Ended November 30, 2016 Compared to Three and Nine Month Periods Ended November 30, 2015.

We earned no revenue during the three and nine month periods ended November 30, 2016. We earned $4,500 during the three and nine month periods ended November 30, 2015. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended November 30, 2016 was $4,537 compared to a net loss of $1,322 for the three month period ended November 30, 2015. Our net loss for the nine month period ended November 30, 2016 was $29,527 compared to a net loss of $15,484 for the nine month period ended November 30, 2015.

During the three month period ended November 30, 2016, we incurred general and administrative expenses of $4,537 as compared to $1,322 incurred for the three month period ended November 30, 2015. During the nine month period ended November 30, 2016, we incurred general and administrative expenses of $29,527 as compared to $19,984 incurred for the nine month period ended November 30, 2015. General and administrative expenses incurred during the three and nine month periods ended November 30, 2016 and 2015 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2016

As of November 30, 2016, we had cash of $1,727, prepaid expenses of $2,500, liabilities of $16,996, and a working capital deficit of $12,769. As of February 29, 2016, we had cash of $3,757, liabilities of $4,678, and a working capital deficit of $921. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the nine months ended November 30, 2016 and 2015, net cash used in operating activities amounted to $29,208 and $14,484, respectively.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the nine months ended November 30, 2016 and 2015, net cash provided by financing activities amounted to $27,178 and $100, respectively.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three and nine month periods ended November 30, 2016, the controlling stockholder loaned $5,834 and $14,177, respectively, to the Company for working capital.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.

Any investment in our common stock involves a high degree of risk. Some, but not all, of the risks that affect an investment in our Company include:

●	We have little operating history and minimal revenue and there is no guarantee that we can establish a profitable operation in the foreseeable future;

●	We have incurred recurring net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our Company;

●	We face intense competition for business combination opportunities and because of our limited resources, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination with suitable growth potential;

●	We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business;

●	We have no full time employees and are substantially dependent on the efforts of part-time management and members of the board of directors, working for perdiem or no cash compensation, none of whom are bound by term employment agreements and;

●	Our controlling stockholder and executive officers and directors currently are able to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

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

Certification of Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

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

Toucan Interactive Corp.
(Registrant)

Date: February 1, 2017	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer (Principal Financial Officer)

