Form 10-K
period 2017-02-28
TOUCAN INTERACTIVE CORP
filed 2018-11-15
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-195267

TOUCAN INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

Nevada	EIN 36-4778745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 E. Foothill Blvd. Arcadia, California (Address of principal executive offices)	91006 (Zip Code)

(626) 898-7010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes [  ] No [X] The Registrant is a voluntary reporter.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] The Registrant is a voluntary reporter.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

No market value has been computed based upon the fact that no active trading market has been established.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

7,100,000 shares of common stock were issued and outstanding as of November 15, 2018.

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Toucan Interactive Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the Company’s ability to find an acquisition target that will provide value to its stockholders, the Company’s ability to successfully integrate an acquisition, the acquisition’s ability to compete successfully in its market and the ability of the Company and/or the acquisition to raise funds for working capital purposes, if needed. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in the forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Form 10-K, except as otherwise indicated by the context, references in this Form 10-K to “Company”, “we”, “us” and “our” are references to Toucan Interactive Corp.

PART I

Item 1. Business

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

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company will not restrict its potential candidate target companies to any industry, specific business or geographical location and, thus, may acquire any type of business. The Company intends to establish a market for freely trading shares following the conclusion of a successful business combination and commencing business as an operating company.

The Company does not currently engage in any business activities that generate cash flow. During the next twelve months we anticipate incurring costs related to:

(a)	filing Exchange Act reports, and
(b)	investigating, analyzing and consummating a business combination.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of this Form 10-K, the Company has $1,727 cash in the bank. There are no assurances that the Company will be able to secure any additional funding as needed.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

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

The Company anticipates that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal stockholder, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company. However, at the present, we contemplate that our majority stockholder, BDK Capital Group, LLC (“BDK”), or certain of its affiliates may introduce a business combination target to us.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. It is also impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

The Company does not own any real estate or other properties.

Item 3. Legal Proceedings

The Company does not know of any legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of the date of this Form 10-K, no shares of our common stock have traded.

Number of Holders

As of the date of this Form 10-K, the 7,100,000 issued and outstanding shares of common stock were held by a total of 14 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2017 and February 29, 2016. The Company have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth under “Item 5.01 Change in Control of Registrant” of the Current Report on Form 8-K filed on April 22, 2016 with respect to the transactions contemplated by the Securities Purchase Agreement (the “Purchase Agreement”) is incorporated into this Item 5 by reference.

On April 22, 2016, pursuant to the Purchase Agreement with BDK, the Company sold 6,000,000 newly issued shares of the Company’s common stock, $.001 par value per share (“Common Stock”), to BDK in exchange for total cash consideration in the amount of $243,605.36 (the “Purchase Price”). The sale of the Shares to BDK was not subject to any underwriting discounts or commissions.

The issuance and sale of the Shares was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 4(a)(2) of the Act, based on the fact that the investor is an “accredited investor, “ as such term is defined in Rule 501 of Regulation D, in a transaction not involving a public offering. The Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Purchase of our Equity Securities by Officers and Directors

None.

Related Stockholder Matters

The information set forth under “Item 5.01 Change in Control of Registrant” of the Current Report on Form 8-K filed on April 22, 2016 with respect to the transactions contemplated by the Purchase Agreement and the Repurchase Agreement are incorporated into this Item 5 by reference.

Issuer Purchases of Equity Securities

Simultaneously with the execution of the Purchase Agreement discussed under “Item 5 - Recent Sales of Unregistered Securities” of this Form 10-K, the Company entered into and consummated a Repurchase Agreement (the “Repurchase Agreement”), with Mikhail Bukschpan, the then majority stockholder, sole director and sole officer of the Company (the “Majority Stockholder”), whereby the Majority Stockholder sold and the Company repurchased 4,000,000 shares of Common Stock for an aggregate purchase price of $240,605.36 (the “Repurchase Price”) in cash, which sum was paid to the Majority Stockholder by the Company from the proceeds received from the sale of the Common Stock pursuant to the Purchase Agreement.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The Company has incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company expects we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2017 Compared to Year Ended February 29, 2016

Our net loss for the year ended February 28, 2017 was $34,343 compared to a net loss of $13,635 for the year ended February 29, 2016. During the year ended February 28, 2017 we generated no revenue compared to $8,200 revenue we generated for the year ended February 29, 2016.

During the year ended February 28, 2017, we incurred general expenses of $34,343 compared to $21,835 general expenses incurred during the year ended February 29, 2016. The increase in general expenses is primarily due to increase in professional fees during the year ended February 28, 2017.

Liquidity and Capital Resources

Fiscal Years ended February 28, 2017 and February 29, 2016

As of February 28, 2017, our total assets were $4,462 comprised of $1,727 cash and cash equivalents and $2,735 prepaid expenses and our total liabilities were $21,048 comprised of $2,015 accounts payable and $19,033 advances from related parties.

As of February 29, 2016, our total assets were $3,757 comprised of cash and cash equivalents and out total liabilities were $4,678 comprised of director loan.

Stockholders’ equity decreased from a deficit of $(921) as of February 29, 2016 to a deficit of $(16,586) as of February 28, 2017.

Cash Flows from Operating Activities

The Company has not generated positive cash flows from operating activities. For the year ended February 28, 2017, net cash flows used in operating activities was $35,063. For the year ended February 29, 2016, net cash flows used in operating activities were $13,635.

Cash Flows from Financing Activities

The Company has financed our operations primarily from either advances from related parties or the issuance of equity instruments. For the fiscal year ended February 29, 2016, net cash from financing activities was $3,000 consisting of $3,000 of proceeds in advances from our then sole director. For the year ended February 28, 2017, net cash from financing activities was $33,033 consisting of $11,000 of proceeds in advances from our then sole director, $19,033 of proceeds in advances from related parties, $243,605 of proceeds from sale of capital stock and the use of $240,605 to repurchase capital stock.

Material Commitments

As of the date of this Form 10-K, the Company does not have any material commitments.

Purchase of Significant Equipment

The Company does not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Toucan Interactive Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Toucan Interactive Corp. as of February 28, 2017 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Toucan Interactive Corp. as of February 29, 2016, were audited by other auditors whose report dated April 18, 2016 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

September 26, 2018

TOUCAN INTERACTIVE CORP.

BALANCE SHEET

FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$1,727	$3,757
Prepaid expenses	2,735	-
Total Current Assets	4,462	3,757

Total Assets	$4,462	$3,757

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$2,015	$-
Advances from related parties	19,033	-
Director loan	-	4,678
Total Current Liabilities	21,048	4,678

Total Liabilities	21,048	4,678

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 5,100,000 shares issued and outstanding	7,100	5,100
Additional paid in capital	37,578	20,900
Accumulated deficit	(61,264)	(26,921)
Total Stockholders’ Deficit	(16,586)	(921)

Total Liabilities and Stockholders’ Deficit	$4,462	$3,757

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF OPERATIONS

	Year ended February 28, 2017	Year ended February 29, 2016
REVENUE	$-	$8,200

OPERATING EXPENSES
General and administrative expenses	34,343	21,835
TOTAL OPERATING EXPENSES	34,343	21,835

NET LOSS	$(34,343)	$(13,635)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,815,068	5,100,000

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2015	5,100,000	$5,100	$20,900	$(13,286)	$12,714
Net loss for the year ended February 29, 2016				(13,635)	(13,635)
Balance, February 29, 2016	5,100,000	5,100	20,900	(26,921)	(921)
Shares issued for $0.04 per share	6,000,000	6,000	237,605		243,605

Shares repurchased for $0.06 per share	(4,000,000)	(4,000)	(236,605)		(240,605)
Director loan forgiven			15,678		15,678
Net loss for the year ended February 28, 2017				(34,343)	(34,343)
Balance, February 28, 2017	7,100,000	$7,100	$37,578	$(61,264)	$(16,586)

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP.

STATEMENTS OF CASH FLOWS

	Year ended February 28, 2017	Year ended February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,343)	$(13,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,735)	-
Accounts payable	2,015	-
Net Cash Used in Operating Activities	(35,063)	(13,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director loan	11,000	3,000
Advances from related parties	19,033	-
Proceeds from sale of capital stock	243,605	-
Repurchase of capital stock	(240,605)	-
Net cash provided by Financing Activities	33,033	3,000
Net Change in Cash	(2,030)	(10,635)
Cash, beginning of period	3,757	14,392
Cash, end of period	$1,727	$3,757

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Director loan forgiven	$15,678	$-
Additional paid in capital from director loan forgiven	$15,678	$-

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

TOUCAN INTERACTIVE Corp. was incorporated under the laws of the State of Nevada on January 28, 2014. It was initially set up as a company in the business of providing credit information options on all major banks located in Costa Rica, Canada, United States and other countries located in North, Central and South America. On April 22, 2016, the Company experienced a change in control and ceased operations as a provider of credit option services; and changed the address of its principal executive offices to 25 E. Foothill Blvd., Arcadia, California 91006. The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” accounting), the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting, and are presented in US dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of February 28, 2017 presented herein have been reflected in these financial statements and the notes thereto.

Accounting Basis

The Company uses the accrual basis of GAAP accounting. The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,727 of cash as of February 28, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to director and other related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

StockBased Compensation

Stockbased compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2017.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $61,264 as of February 28, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors, other related parties and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4 – ADVANCES FROM DIRECTOR AND OTHER RELATED PARTIES

Advances from Director and other related parties consist of the following for the periods ended February 28, 2017 and February 29, 2016:

	2017	2016
Advances from related parties	$19,033	$-
Director loan	-	4,678
Total advances from director and other related parties	$19,033	$4,678

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 6, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

From October 3, 2014 to November 24, 2014 the company issued 1,100,000 shares of common stock for cash proceeds of $22,000 at $0.02 per share.

On April 22, 2016, the Company issued 6,000,000 shares of common stock for cash proceeds of $243,605 at $0.04 per share.

On April 22, 2016, the Company repurchased 4,000,000 shares of common stock for cash payments of $240,605 at $0.06 per share.

There were 7,100,000 shares of common stock issued and outstanding as of February 28, 2017.

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

NOTE 7 – INCOME TAXES

As of February 28, 2017, the Company had net operating loss carry forwards of approximately $61,264 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended February 28, 2017 and February 29, 2016:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$11,676	$4,635
Less: valuation allowance	(11,676)	(4,635)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 28, 2017 and February 29, 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$20,829	$9,153
Less: valuation allowance	(20,829)	(9,153)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $61,264 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were available to be issued as of September 26, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of February 28, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Effective upon the closing of the transactions contemplated by the Change of Control referenced in Item 1 above, Mikhail Bukschpan, resigned as the Company’s sole executive officer and director. The resignation was not the result of any disagreement on any matter relating to the Company’s current operations, policies or practices.

On April 22, 2016 and prior to his resignation, Mikhail Bukschpan, in his capacity as the sole director, elected Kin Hui, Gang Ding, Frank Lin and William Chu as directors of the Company to fill the vacancies created by the foregoing resignation, with Mr. Hui and Mr. Ding being appointed as the Co-Chairmen of the Board of Directors. Also on April 22, 2016, in his capacity as sole director, Mikhail Bukschpan appointed Gang Ding as the Company’s Chief Executive Officer, Kin Hui as the President, William Chu as the Chief Financial Officer and Frank Lin as the Secretary.

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Gang Ding 25 E. Foothill Blvd., Arcadia, CA 91006	53	Co-Chairman, Chief Executive Officer and Director
Kin Hui 25 E. Foothill Blvd., Arcadia, CA 91006	50	Co-Chairman, President and Director
William Chu 25 E. Foothill Blvd., Arcadia, CA 91006	63	Chief Financial Officer and Director
Frank Lin 25 E. Foothill Blvd., Arcadia, CA 91006	64	Secretary and Director

The following is a brief description of the business experience of our executive officers, director and significant employees:

Gang Ding

Mr. Ding is a founder and executive officer of a number of companies in Asia, Europe, Australia and North America including Shanghai Bading Property Development Co. Ltd., Macao First Global International Co., Hong Kong Global International Co., Bading (Hong Kong) Company, Global International (Australia) Co., Australia First International Investment Co., Australia First International Resources Co., Canada First Source International Co., First Global International Investment Group Inc., First Global International Trading Group Inc., Europe & Australia Investment Group and BDK Capital, LLC. Mr. Ding has over 20 years of real estate development and investment experience and has invested in various fields around the world, including real estate, energy, mines, old city renovation and other projects that are synergistic with his other investments. Mr. Ding is a managing member of BDK. Mr. Ding’s valuable entrepreneurial, management, and real estate related experience provide him with the qualifications and skills to serve as a director of the Company.

Kin Hui

Mr. Hui is the owner and manager of a group of companies commonly known as the Singpoli Group, an association of independent companies that specialize in real estate investment and development. Singpoli deals largely with major commercial, office, and retail properties in Los Angeles County, Orange County and Silicon Valley. As the founder and CEO of Singpoli Construction in 1992, a managing partner of Singpoli Investment, LLC in 1992, a founding partner and President of Pacific Design Group in 1997, and a managing member of Singpoli Pacifica, LLC in 2007, Mr. Hui has a proven record of successfully establishing and managing real estate portfolios and related businesses. Mr. Hui is a managing member of BDK. Mr. Hui’s decades of experience with executive management, real estate development and investment provide him with the qualifications and skills to serve as a director of the Company.

William Chu

Mr. Chu has served as the Chief Financial Officer of Singpoli Capital Corporation since 2009. Prior to joining Singpoli, Mr. Chu had a distinguished banking career that spanned from New York, Little Rock, San Francisco, Los Angeles to Las Vegas, having served as President and Chief Executive Officer of First Asian Bank and United Pacific Bank, the President and CEO of the Los Angeles Community Development Bank, as well as a senior executive at East West Bank. Mr. Chu is a certified public accountant and has an MBA degree from the University of Southern California. Mr. Chu’s financial knowledge and banking experience provide him with the qualifications and skills to serve as a director of the Company.

Frank Lin

Mr. Lin has served as the Vice President and Public Relations Director of Shanghai Bading Property Development Co. Ltd. since August 2002. Mr. Lin has supervised a great many largescale real estate investment and development projects around the world including the development of the Shanghai Citigroup Tower in Pudong District, which became a landmark building for Shanghai in 2005, the purchase of the exploration and development rights for a 15,500-square-kilometer oil & gas site in Australia, the purchase and renovation of high-end polish properties in and around the downtown area of Lisbon, Portugal, the restoration and renovation of the historic Constance Hotel in the City of Pasadena in the United States and the development of the 450-unit Landmark Tower condominium in the City of Milpitas in the heart of Silicon Valley. Mr. Lin’s substantial executive management experience and his experience in business development give him the qualifications and skills to serve as a director of the Company.

Committees of the Board of Directors

Our Board of Directors has no committees. The Company does not have a standing nominating, compensation or audit committee.

Significant Employees

The Company presently has no employees apart from our management. The officers and directors are engaged in outside business activities. They will be dividing their time amongst these entities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and, therefore, the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers or directors of the Company. The Company expects no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by the Chief Executive Officer, President, Chief Financial Officer and Secretary (collectively, the “Named Executive Officers”) since the Change of Control on April 22, 2016 until February 28, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gang Ding, Chief Executive Officer	April 22, 2016 to February 28, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kin Hui, President	April 22, 2016 to February 28, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William Chu, Chief Financial Officer	April 22, 2016 to February 28, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Lin, Secretary	April 22, 2016 to February 28, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officers.

As of February 28, 2017, the Company had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of October 26, 2018, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of October 26, 2018, there were 7,100,000 shares of common stock issued and outstanding. Other than common stock, the Company has no other series of stock outstanding.

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

To our knowledge, except as pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Gang Ding, Co-Chairman, Chief Executive Officer and Director 25 E. Foothill Blvd., Arcadia, CA 91006	6,870,000	96.76%
Kin Hui, Co-Chairman, President and Director 25 E. Foothill Blvd., Arcadia, CA 91006	6,870,000	96.76%
Current Directors and Executive Officers, as a Group	6,870,000	96.76%

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended February 28, 2017, the Company had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2017, the Company paid $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year-end financial statements and quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K.

(1)	All financial statements

(2)	Financial statement schedules

All financial statement schedules have been omitted because the information required is included in the financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	Article of Incorporation(1)
3.2	Bylaws(1)
10.1	Securities Purchase Agreement, dated April 22, 2016, by and among the Company, Mikhail Bukschpan and BDK Capital Group, LLC.(2)
10.2	Repurchase Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan.(2)
10.3	Debt Settlement Agreement, dated April 22, 2016, by and between the Company and Mikhail Bukschpan.(2)
10.4	Certification of Termination of Agreement by and between the Company and Nasser Bouslihim.(2)
10.5	Certification of Termination of Agreement by and between the Company and Kolobok Distribution, Inc.(2)
16.1	Letter to SEC from KLJ & Associates, LLP dated November 14, 2018.(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s S-1 registration statement, number 333-195267, filed with the SEC on April 15, 2014.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 22, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 14, 2018, and incorporated herein by this reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toucan Interactive Corp.
(Registrant)

Date: November 15, 2018	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2018	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer (Principal Financial Officer)

