Form 10-K/A
period 2017-02-28
TOUCAN INTERACTIVE CORP
filed 2018-11-21
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-195267

TOUCAN INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

Nevada	EIN 36-4778745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 E. Foothill Blvd. Arcadia, California	91006
(Address of principal executive offices)	(Zip Code)

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

On November 15, 2018, Toucan Interactive Corp. (the “Company”) filed with the U.S. Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends (i) Item 8 of Part II of the Original Form 10-K, Note 7 to the Financial Statements to correct an error in the deferred tax asset as of February 29, 2016 and to include the audit opinion of the previous independent registered public accounting firm which was previously omitted from the Original Form 10-K, and (ii) Item 15 of Part IV of the Original Form 10-K to include Exhibit 23.1 - Consent of independent registered public accounting firm and Exhibit 23.2 - Consent of previous independent registered public accounting firm, both previously omitted from the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications by the Company’s Principal Executive Officers and Principal Financial Officer, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify or update any other disclosures made in the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

3

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

Seattle, Washington

September 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Toucan Interactive Corp.

We have audited the accompanying balance sheet of Toucan Interactive Corp. as of February 29, 2016 the related statements of operations, stockholders’ equity, and cash flows for the year ended February 29, 2016. Toucan Interactive Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toucan Interactive Corp. as of February 29, 2016, and the results of its operations and its cash flows for the year ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 28, 2017 and February 29, 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$20,829	$8,922
Less: valuation allowance	(20,829)	(8,922)
Net deferred tax asset	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K/A.

(1)	All financial statements

(2)	Financial statement schedules

All financial statement schedules have been omitted because the information required is included in the financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits filed as part of this Report on Form 10-K/A.

Exhibit Number	Exhibit Description
23.1	Consent of independent registered public accounting firm.*
23.2	Consent of previous independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toucan Interactive Corp.
(Registrant)

Date: November 21, 2018	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2018	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer (Principal Financial Officer)

