Form 10-Q
period 2017-05-31
TOUCAN INTERACTIVE CORP
filed 2018-12-04
CIK 1602143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2017

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-195267

TOUCAN INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	EIN 36-4778745 (I.R.S. Employer Identification No.)

25 E. Foothill Blvd. Arcadia, California (Address of principal executive offices)	91006 (Zip Code)

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Yes [X]        No [  ]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,100,000 shares of common stock were issued and outstanding as of December 1, 2018.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended May 31, 2017

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	May 31, 2017	February 28, 2017
ASSETS

Current Assets
Cash and cash equivalents	$1,727	$1,727
Prepaid expenses	2,985	2,735
Total Current Assets	4,712	4,462

Total Assets	$4,712	$4,462

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$925	$2,015
Advances from related parties	25,913	19,033
Total Current Liabilities	26,838	21,048

Total Liabilities	26,838	21,048

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 5,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(66,804)	(61,264)
Total Stockholders’ Deficit	(22,126)	(16,586)

Total Liabilities and Stockholders’ Deficit	$4,712	$4,462

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,540	16,542
TOTAL OPERATING EXPENSES	5,540	16,542

NET LOSS	$(5,540)	$(16,542)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	5,969,565

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,540)	$(16,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Checks in excess of cash	-	353
Changes in operating assets and liabilities:
Prepaid expenses	(250)	(7,500)
Accounts payable	(1,090)	6,500
Net Cash Used in Operating Activities	(6,880)	(17,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	6,880	-
Repayment of advances from related parties	-	(4,246)
Proceeds from sale of capital stock	-	17,678
Net Cash Provided by Financing Activities	6,880	13,432
Net Change in Cash	-	(3,757)
Cash, beginning of period	1,727	3,757
Cash, end of period	$1,727	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

May 31, 2017

(Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of May 31, 2017 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three month period ended May 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2017.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $66,804 as of May 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from related parties and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – COMMON STOCK

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

There were 7,100,000 shares of common stock issued and outstanding as of May 31, 2017.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were available to be issued as of December 1, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2017 (the “2017 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in February and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Toucan” as used herein refers collectively to Toucan Interactive Corp., unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three month period ended May 31, 2017 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

RESULTS OF OPERATIONS

We are a development stage company and have generated minimal revenue since its inception. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, loans from our controlling stockholder and the sale of equity or debt securities. We have no committed source of financing and we cannot guarantee that we will be able to raise funds as and when we need them.

Three Month Period Ended May 31, 2017 Compared to Three Month Period Ended May 31, 2016.

We earned no revenue during the three month periods ended May 31, 2017 and 2016. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended May 31, 2017 was $5,540 compared to a net loss of $16,542 for the three month period ended May 31, 2016.

During the three month period ended May 31, 2017, we incurred general and administrative expenses of $5,540 as compared to $16,542 incurred for the three month period ended May 31, 2016. General and administrative expenses incurred during the three month periods ended May 31, 2017 and 2016 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2017

As of May 31, 2017, we had cash of $1,727, prepaid expenses of $2,985, liabilities of $26,838, and a working capital deficit of $22,126. As of February 28, 2017, we had cash of $1,727, liabilities of $21,048, and a working capital deficit of $16,586. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the three month periods ended May 31, 2017 and 2016, net cash used in operating activities amounted to $6,880 and $17,189, respectively.

Cash Flows from Investing Activities

For the three month periods ended May 31, 2017 and 2016, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the three month periods ended May 31, 2017 and 2016, net cash provided by financing activities amounted to $6,880 and $13,432, respectively.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three-month period ended May 31, 2017, the controlling stockholder loaned $6,880 to the Company for working capital.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses. Additionally, any equity financing in which we might engage would result in dilution to our existing stockholders.

GOING CONCERN

The independent auditors’ audit report accompanying our financial statements dated February 28, 2017 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of May 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s s internal control over financial reporting during the first quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.

Any investment in our common stock involves a high degree of risk. Some, but not all, of the risks that affect an investment in our Company include:

●	We have little operating history and minimal revenue and there is no guarantee that we can establish a profitable operation in the foreseeable future;
●	We have incurred recurring net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our Company;
●	We face intense competition for business combination opportunities and because of our limited resources, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination with suitable growth potential;
●	We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business;
●	We have no full-time employees and are substantially dependent on the efforts of part-time management and members of the board of directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and;
●	Our controlling stockholder and executive officers and directors currently are able to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Toucan Interactive Corp.
(Registrant)

Date: December 3, 2018	By:	/s/ Gang Ding
	Name: Title:	Gang Ding Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2018	By:	/s/ William Chu
	Name: Title:	William Chu Chief Financial Officer (Principal Financial Officer)

