Form 10-Q
period 2017-08-31
TOUCAN INTERACTIVE CORP
filed 2018-12-06
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

Yes [X] No [  ]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,100,000 shares of common stock were issued and outstanding as of December 3, 2018.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended August 31, 2017

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	August 31, 2017	February 28, 2017
ASSETS

Current Assets
Cash and cash equivalents	$1,727	$1,727
Prepaid expenses	1,570	2,735
Total Current Assets	3,297	4,462

Total Assets	$3,297	$4,462

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$400	$2,015
Advances from related parties	26,738	19,033
Total Current Liabilities	27,138	21,048

Total Liabilities	27,138	21,048

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 and 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(68,519)	(61,264)
Total Stockholders’ Deficit	(23,841)	(16,586)

Total Liabilities and Stockholders’ Deficit	$3,297	$4,462

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Six Months Ended August 31, 2017	Six Months Ended August 31, 2016
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,715	8,448	7,255	24,990
TOTAL OPERATING EXPENSES	1,715	8,448	7,255	24,990

NET LOSS	$(1,715)	$(8,448)	$(7,255)	$(24,990)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000	7,100,000	6,534,783

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended August 31, 2017	Six Months Ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,255)	$(24,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Checks in excess of cash	-	390
Changes in operating assets and liabilities:
Prepaid expenses	1,165	(5,000)
Accounts payable	(1,615)	4,500
Net Cash Used in Operating Activities	(7,705)	(25,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	7,705	3,665
Proceeds from sale of capital stock	-	17,678
Net Cash Provided by Financing Activities	7,705	21,343
Net Change in Cash	-	(3,757)
Cash, beginning of period	1,727	3,757
Cash, end of period	$1,727	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of August 31, 2017 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the six month period ended August 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2017.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $68,519 as of August 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from related parties and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

There were 7,100,000 shares of common stock issued and outstanding as of August 31, 2017.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were available to be issued as of December 3, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and six month periods ended August 31, 2017 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

Three and Six Month Periods Ended August 31, 2017 Compared to Three and Six Month Periods Ended August 31, 2016.

We earned no revenue during the three and six month periods ended August 31, 2017 and 2016. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended August 31, 2017 was $1,715 compared to a net loss of $8,448 for the three month period ended August 31, 2016. Our net loss for the six month period ended August 31, 2017 was $7,255 compared to a net loss of $24,990 for the six month period ended August 31, 2016.

During the three month period ended August 31, 2017, we incurred general and administrative expenses of $1,715 as compared to $8,448 incurred for the three month period ended August 31, 2016. During the six month period ended August 31, 2017, we incurred general and administrative expenses of $7,255 as compared to $24,990 incurred for the six month period ended August 31, 2016. General and administrative expenses incurred during the three and six month periods ended August 31, 2017 and 2016 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2017

As of August 31, 2017, we had cash of $1,727, prepaid expenses of $1,570, liabilities of $27,138, and a working capital deficit of $23,841. As of February 28, 2017, we had cash of $1,727, liabilities of $21,048, and a working capital deficit of $16,586. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the six month periods ended August 31, 2017 and 2016, net cash used in operating activities amounted to $7,705 and $25,100, respectively.

Cash Flows from Investing Activities

For the six month periods ended August 31, 2017 and 2016, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the six month periods ended August 31, 2017 and 2016, net cash provided by financing activities amounted to $7,705 and $21,343, respectively.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three and six-month periods ended August 31, 2017, the controlling stockholder loaned $6,880 and $7,705, respectively, to the Company for working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of August 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s s internal control over financial reporting during the second quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Toucan Interactive Corp.
(Registrant)

Date: December 6, 2018	By:	/s/ Gang Ding
	Name: Title:	Gang Ding Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2018	By:	/s/ William Chu
	Name: Title:	William Chu Chief Financial Officer (Principal Financial Officer)

