Form 10-K
period 2019-02-28
TOUCAN INTERACTIVE CORP
filed 2019-05-06
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

7,100,000 shares of common stock were issued and outstanding as of May 6, 2019.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of this Form 10-K, the Company has $17,662 cash in the bank. There are no assurances that the Company will be able to secure any additional funding as needed.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2019 and February 28, 2018. The Company have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Year ended February 28, 2019 Compared to Year Ended February 28, 2018

Our net loss for the year ended February 28, 2019 was $29,758 compared to a net loss of $8,797 for the year ended February 28, 2018. During the years ended February 28, 2019 and 2018, we generated no revenue. We have earned minimal revenue since the date of inception.

During the year ended February 28, 2019, we incurred general expenses of $29,758 compared to $8,797 general expenses incurred during the year ended February 28, 2018. The increase in general expenses is primarily due to decrease in professional fees and registration related expenses during the year ended February 28, 2019.

Liquidity and Capital Resources

Fiscal Years ended February 28, 2019 and February 28, 2018

As of February 28, 2019, our total assets were $21,897 comprised of $17,662 cash and cash equivalents and $4,235 prepaid expenses and our total liabilities were $77,038 comprised of $300 accounts payable and $76,738 advances from related parties.

As of February 28, 2018, our total assets were $51,455 comprised of $39,720 cash and cash equivalents and $11,735 prepaid expenses and out total liabilities were $76,838 comprised of $100 accounts payable and $76,738 advances from related parties.

Stockholders’ equity decreased from a deficit of $(25,383) as of February 28, 2018 to a deficit of $(55,141) as of February 28, 2019.

Cash Flows from Operating Activities

The Company has not generated positive cash flows from operating activities. For the year ended February 28, 2019, net cash flows used in operating activities was $22,058. For the year ended February 28, 2018, net cash flows used in operating activities were $19,712.

Cash Flows from Financing Activities

The Company has financed our operations primarily from either advances from related parties or the issuance of equity instruments. For the year ended February 28, 2019, there were no financing activities. For the fiscal year ended February 28, 2018, net cash from financing activities was $57,705 consisting of $57,705 of proceeds in advances from related parties.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Toucan Interactive Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Toucan Interactive Corp. as of February 28, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity/deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

May 2, 2019

TOUCAN INTERACTIVE CORP.

BALANCE SHEET

FEBRUARY 28, 2019 AND 2018

	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	$17,662	$39,720
Prepaid expenses	4,235	11,735
Total Current Assets	21,897	51,455

Total Assets	$21,897	$51,455

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$300	$100
Advances from related parties	76,738	76,738
Total Current Liabilities	77,038	76,838

Total Liabilities	77,038	76,838

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(99,819)	(70,061)
Total Stockholders’ Deficit	(55,141)	(25,383)

Total Liabilities and Stockholders’ Deficit	$21,897	$51,455

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF OPERATIONS

	Year ended February 28,
	2019	2018
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	29,758	8,797
TOTAL OPERATING EXPENSES	29,758	8,797

NET LOSS	$(29,758)	$(8,797)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2017	7,100,000	$7,100	$37,578	$(61,264)	$(16,586)
Net loss for the year ended February 28, 2018				(8,797)	(8,797)
Balance, February 28, 2018	7,100,000	7,100	37,578	(70,061)	(25,383)
Net loss for the year ended February 28, 2019				(29,758)	(29,758)
Balance, February 28, 2019	7,100,000	$7,100	$37,578	$(99,819)	$(55,141)

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP.

STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,758)	$(8,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,500	(9,000)
Accounts payable	200	(1,915)
Net Cash Used in Operating Activities	(22,058)	(19,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	57,705
Net cash provided by Financing Activities	-	57,705
Net Change in Cash	(22,058)	37,993
Cash, beginning of period	39,720	1,727
Cash, end of period	$17,662	$39,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” accounting), the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting, and are presented in US dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of February 28, 2019 presented herein have been reflected in these financial statements and the notes thereto.

Accounting Basis

The Company uses the accrual basis of GAAP accounting. The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,662 of cash as of February 28, 2019.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2019.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $99,819 as of February 28, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for services that had not yet occurred as of February 28, 2019 and February 28, 2018, including legal, registration and audit/review fees. These amounts are recognized as expenses in future periods when the services occur.

	2019	2018
Legal fees	$300	$300
Registration related fees	2,435	2,435
Audit/Review fees	1,500	9,000
	$4,235	$11,735

NOTE 5 – ADVANCES FROM RELATED PARTIES

There were no new advances from related parties for the period ended February 28, 2019. Advances from related parties as of February 28, 2019 and February 28, 2018 were $76,738.

NOTE 6 – CAPITAL STOCK

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

There were 7,100,000 shares of common stock issued and outstanding as of February 28, 2019.

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

NOTE 8 – INCOME TAXES

As of February 28, 2019, the Company had net operating loss carry forwards of approximately $99,819 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended February 28, 2019 and February 28, 2018:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$6,249	$1,847
Less: valuation allowance	(6,249)	(1,847)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of February 28, 2019 and February 28, 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$20,962	$14,713
Less: valuation allowance	(20,962)	(14,713)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $99,819for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were available to be issued as of May 2, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of February 28, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by the Chief Executive Officer, President, Chief Financial Officer and Secretary (collectively, the “Named Executive Officers”) since the Change of Control on April 22, 2016 until February 28, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gang Ding, Chief Executive Officer	April 22, 2016 to February 28, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kin Hui, President	April 22, 2016 to February 28, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William Chu, Chief Financial Officer	April 22, 2016 to February 28, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Lin, Secretary	April 22, 2016 to February 28, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officers.

As of February 28, 2019, the Company had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of May 2, 2019, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of May 2, 2019, there were 7,100,000 shares of common stock issued and outstanding. Other than common stock, the Company has no other series of stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended February 28, 2019, the Company had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2019, the Company paid $20,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year-end financial statements and quarterly reviews.

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

Toucan Interactive Corp.
(Registrant)

Date: May 6, 2019	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2019	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer (Principal Financial Officer)

