Form 10-K/A
period 2019-02-28
TOUCAN INTERACTIVE CORP
filed 2020-02-11
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to_________

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

On May 6, 2019, Toucan Interactive Corp. (the “Company”) filed with the U.S. Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends (i) Item 8 of Part II of the Original Form 10-K, Report of Independent Registered Public Accounting Firm to be addressed to the shareholders as well as the board of directors, (ii) Item 15 of Part IV of the Original Form 10-K to include Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm to be addressed to the shareholders as well as the board of directors, and (iii) to revise the signature block of the signature section to only include the signature of the Co-Chairman and Chief Executive Officer and to add a second signature block in the signature section to include the signatures of the principal executive officer, the principal financial officer and all members of the board of directors.

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

To the Board of Directors & Shareholders:

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

All financial statements have been omitted because the information required is included in the financial statements and notes thereto included in this Form 10-K.

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

Toucan Interactive Corp.
(Registrant)

Date: February 11, 2020	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2020	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 11, 2020	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer and Director (Principal Financial Officer)

Date: February 11, 2020	By:	/s/ Kin Hui
	Name:	Kin Hui
	Title:	Co-Chairman, President and Director

Date: February 11, 2020	By:	/s/ Frank Lin
	Name:	Frank Lin
	Title:	Secretary and Director

