Form 10-Q
period 2019-08-31
TOUCAN INTERACTIVE CORP
filed 2021-06-04
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2019

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

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended August 31, 2019

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	August 31, 2019	February 28, 2019
ASSETS

Current Assets
Cash and cash equivalents	$6,960	$17,662
Prepaid expenses	3,870	4,235
Total Current Assets	10,830	21,897

Total Assets	$10,830	$21,897

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$200	$300
Advances from related parties	76,738	76,738
Total Current Liabilities	76,938	77,038

Total Liabilities	76,938	77,038

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(110,786)	(99,819)
Total Stockholders’ Deficit	(66,108)	(55,141)

Total Liabilities and Stockholders’ Deficit	$10,830	$21,897

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,715	1,715	10,967	3,430
TOTAL OPERATING EXPENSES	1,715	1,715	10,967	3,430

NET LOSS	$(1,715)	$(1,715)	$(10,967)	$(3,430)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000	7,100,000	7,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
COMMON STOCK
Balance, beginning of period	$7,100	$7,100	$7,100	$7,100
Balance, end of period	$7,100	$7,100	$7,100	$7,100

ADDITIONAL PAID IN CAPITAL
Balance, beginning of period	$37,578	$37,578	$37,578	$37,578
Balance, end of period	$37,578	$37,578	$37,578	$37,578

ACCUMULATED DEFICIT
Balance, beginning of period	$(109,071)	$(71,776)	$(99,819)	$(70,061)
Net loss	(1,715)	(1,715)	(10,967)	(3,430)
Balance, end of period	$(110,786)	$(73,491)	$(110,786)	$(73,491)
TOTAL STOCKHOLDERS’ DEFICIT	$(66,108)	$(28,813)	$(66,108)	$(28,813)

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,967)	$(3,430)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	365	1,165
Accounts payable	(100)	(100)
Net Cash Used in Operating Activities	(10,702)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-
Net Cash Provided by Financing Activities	-	-
Net Change in Cash	(10,702)	(2,165
Cash, beginning of period	17,662	39,720
Cash, end of period	$6,960	$37,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2019

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $110,786 as of August 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from related parties and, or, private placement of common stock. In June 2020 and May 2021, the controlling stockholder, through a related entity, advanced $15,000 and $30,000 respectively to the Company to demonstrate its continued support to finance the Company’s ongoing operation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM RELATED PARTIES

Advances from related parties for the periods ended August 31, 2019 and 2018 were $76,738 and $76,738, respectively.

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

There were 7,100,000 shares of common stock issued and outstanding as of August 31, 2019.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to August 31, 2019 to the date these financial statements were available to be issued as of May 31, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, except that in June 2020 and May 2021, the controlling stockholder, through a related entity, advanced $15,000 and $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has $6,960 in its bank account. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and six month periods ended August 31, 2019 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

Three and Six Month Periods Ended August 31, 2019 Compared to Three and Six Month Periods Ended August 31, 2018.

We earned no revenue during the three and six month periods ended August 31, 2019 and 2018. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended August 31, 2019 was $1,715 compared to a net loss of $1,715 for the three month period ended August 31, 2018. Our net loss for the six month period ended August 31, 2019 was $10,967 compared to a net loss of $3,430 for the six month period ended August 31, 2018.

During the three month period ended August 31, 2019, we incurred general and administrative expenses of $1,715 as compared to $1,715 incurred for the three month period ended August 31, 2018. During the six month period ended August 31, 2019, we incurred general and administrative expenses of $10,967 as compared to $3,430 incurred for the six month period ended August 31, 2018. General and administrative expenses incurred during the three and six month periods ended August 31, 2019 and 2018 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2019

As of August 31, 2019, we had cash of $6,960, prepaid expenses of $3,870, liabilities of $76,938, and a working capital deficit of $66,108. As of February 28, 2019, we had cash of $17,662, prepaid expenses of $4,235, liabilities of $77,038, and an accumulated deficit of $99,819. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the six month periods ended August 31, 2019 and 2018, net cash used in operating activities amounted to $10,702 and $2,165, respectively.

Cash Flows from Investing Activities

For the six month periods ended August 31, 2019 and 2018, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the six month periods ended August 31, 2019 and 2018, the Company has not generated any cash flows from financing activities.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three and six-month periods ended August 31, 2019, the controlling stockholder did not lend any funds to the Company for working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of August 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s s internal control over financial reporting during the second quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

