Form 10-K
period 2020-02-29
TOUCAN INTERACTIVE CORP
filed 2021-06-22
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

7,100,000 shares of common stock were issued and outstanding as of June 19, 2021.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of this Form 10-K, the Company has $2,830 cash in the bank. There are no assurances that the Company will be able to secure any additional funding as needed.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2020 and February 28, 2019. The Company have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Year ended February 29, 2020 Compared to Year Ended February 28, 2019

Our net loss for the year ended February 29, 2020 was $14,038 compared to a net loss of $29,758 for the year ended February 28, 2019. During the years ended February 28, 2019 and 2018, we generated no revenue. We have earned minimal revenue since the date of inception.

During the year ended February 29, 2020, we incurred general expenses of $14,038 compared to $29,758 general expenses incurred during the year ended February 28, 2019. The decrease in general expenses is primarily due to decrease in professional fees during the year ended February 29, 2020.

Liquidity and Capital Resources

Fiscal Years ended February 29, 2020 and February 28, 2019

As of February 29, 2020, our total assets were $7,559 comprised of $2,830 cash and cash equivalents and $4,729 prepaid expenses and our total liabilities were $76,738 comprised of $76,738 advances from related parties.

As of February 28, 2019, our total assets were $21,897 comprised of $17,662 cash and cash equivalents and $4,235 prepaid expenses and our total liabilities were $77,038 comprised of $300 accounts payable and $76,738 advances from related parties.

Stockholders’ equity decreased from a deficit of $(55,141) as of February 28, 2019 to a deficit of $(69,179) as of February 29, 2020.

Cash Flows from Operating Activities

The Company has not generated positive cash flows from operating activities. For the year ended February 29, 2020, net cash flows used in operating activities was $14,832. For the year ended February 28, 2019, net cash flows used in operating activities were $22,058.

Cash Flows from Financing Activities

The Company has financed our operations primarily from either advances from related parties or the issuance of equity instruments. For the years ended February 29, 2020 and February 28, 2019, there were no financing activities.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Toucan Interactive Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Toucan Interactive Corp. as of February 29, 2020 and February 28, 2019 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years ended February 29, 2020 and February 28, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019 and the results of its operations and its cash flows for the year ended February 29, 2020 and February 28, 2019 in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note #3 to the financial statements, the Company has incurred losses each year from inception through February 29, 2020 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

June 19, 2021

TOUCAN INTERACTIVE CORP.

BALANCE SHEET

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$2,830	$17,662
Prepaid expenses	4,729	4,235
Total Current Assets	7,559	21,897

Total Assets	$7,559	$21,897

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$-	$300
Advances from related parties	76,738	76,738
Total Current Liabilities	76,738	77,038

Total Liabilities	76,738	77,038

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(113,857)	(99,819)
Total Stockholders’ Deficit	(69,179)	(55,141)

Total Liabilities and Stockholders’ Deficit	$7,559	$21,897

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	February 29, 2020	February 28, 2019
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	14,038	29,758
TOTAL OPERATING EXPENSES	14,038	29,758

NET LOSS	$(14,038)	$(29,758)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2018	7,100,000	$7,100	$37,578	$(70,061)	$(25,383)
Net loss for the year ended February 28, 2019				(29,758)	(29,758)
Balance, February 28, 2019	7,100,000	7,100	37,578	(99,819)	(55,141)
Net loss for the year ended February 29, 2020				(14,038)	(14,038)
Balance, February 29, 2020	7,100,000	$7,100	$37,578	$(113,857)	$(69,179)

See accompanying notes to financial statements.

TOUCAN INTERACTIVE CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,038)	$(29,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(494)	7,500
Accounts payable	(300)	200
Net Cash Used in Operating Activities	(14,832)	(22,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-
Net cash provided by Financing Activities	-	-
Net Change in Cash	(14,832)	(22,058)
Cash, beginning of period	17,662	39,720
Cash, end of period	$2,830	$17,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” accounting), the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting, and are presented in US dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of February 29, 2020 presented herein have been reflected in these financial statements and the notes thereto.

Accounting Basis

The Company uses the accrual basis of GAAP accounting. The Company has adopted the last day of February as fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,830 of cash as of February 29, 2020.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2020.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $113,857 as of February 29, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In June 2020 and May 2021, the controlling stockholder, through a related entity, advanced $15,000 and $30,000 respectively to the Company to demonstrate its continued support to finance the Company’s ongoing operation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for services that had not yet occurred as of February 29, 2020 and February 28, 2019, including legal, registration and audit/review fees. These amounts are recognized as expenses in future periods when the services occur.

	2020	2019
Legal fees	$-	$300
Registration related fees	2,429	2,435
Audit/Review fees	2,300	1,500
	$4,729	$4,235

NOTE 5 – ADVANCES FROM RELATED PARTIES

There were no new advances from related parties for the period ended February 29, 2020. Advances from related parties as of February 29, 2020 and February 28, 2019 were $76,738.

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

There were 7,100,000 shares of common stock issued and outstanding as of February 29, 2020.

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

NOTE 8 – INCOME TAXES

As of February 29, 2020, the Company had net operating loss carry forwards of approximately $113,857 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended February 29, 2020 and February 28, 2019:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$2,948	$6,249
Less: valuation allowance	(2,948)	(6,249)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of February 29, 2020 and February 28, 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$23,910	$20,962
Less: valuation allowance	(23,910)	(20,962)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $113,857 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to February 29, 2020 to the date these financial statements were available to be issued as of June 19, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, except that in June 2020 and May 2021, the controlling stockholder, through a related entity, advanced $15,000 and $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of February 29, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Gang Ding 25 E. Foothill Blvd., Arcadia, CA 91006	55	Co-Chairman, Chief Executive Officer and Director
Kin Hui 25 E. Foothill Blvd., Arcadia, CA 91006	52	Co-Chairman, President and Director
William Chu 25 E. Foothill Blvd., Arcadia, CA 91006	65	Chief Financial Officer and Director
Frank Lin 25 E. Foothill Blvd., Arcadia, CA 91006	66	Secretary and Director

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by the Chief Executive Officer, President, Chief Financial Officer and Secretary (collectively, the “Named Executive Officers”) since the Change of Control on April 22, 2016 until February 29, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gang Ding, Chief Executive Officer	April 22, 2016 to February 29, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kin Hui, President	April 22, 2016 to February 29, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William Chu, Chief Financial Officer	April 22, 2016 to February 29, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Lin, Secretary	April 22, 2016 to February 29, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officers.

As of February 29, 2020, the Company had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of June 19, 2021, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of June 19, 2021, there were 7,100,000 shares of common stock issued and outstanding. Other than common stock, the Company has no other series of stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended February 29, 2020, the Company had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 29, 2020, the Company paid $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year-end financial statements and quarterly reviews.

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

Toucan Interactive Corp.
(Registrant)

Date: June 22, 2021	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 22, 2021	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 22, 2021	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer and Director (Principal Financial Officer)

Date: June 22, 2021	By:	/s/ Kin Hui
	Name:	Kin Hui
	Title:	Co-Chairman, President and Director

Date: June 22, 2021	By:	/s/ Frank Lin
	Name:	Frank Lin
	Title:	Secretary and Director

