Form 10-Q
period 2020-11-30
TOUCAN INTERACTIVE CORP
filed 2021-06-22
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

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

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended November 30, 2020

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	November 30, 2020	February 29, 2020
ASSETS

Current Assets
Cash and cash equivalents	$13,895	$2,830
Prepaid expenses	3,965	4,729
Total Current Assets	17,860	21,897

Total Assets	$17,860	$7,559

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$950	$-
Advances from related parties	91,738	76,738
Total Current Liabilities	92,688	76,738

Total Liabilities	92,688	76,738

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(119,506)	(113,857)
Total Stockholders’ Deficit	(74,828)	(69,179)

Total Liabilities and Stockholders’ Deficit	$17,860	$7,559

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,214	1,570	5,649	12,537
TOTAL OPERATING EXPENSES	2,214	1,570	5,649	12,537

NET LOSS	$(2,214)	$(1,570)	$(5,649)	$(12,537)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000	7,100,000	7,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 29, 2020	7,100,000	$7,100	$37,578	$(113,857)	$(69,179)
Net loss				(1,720)	(1,720)
Balances at May 31, 2020	7,100,000	$7,100	$37,578	$(115,577)	$(70,899)
Net loss				(1,715)	(1,715)
Balances at August 31, 2020	7,100,000	$7,100	$37,578	$(117,292)	$(72,614)
Net loss				(2,214)	(2,214)
Balances at November 30, 2020	7,100,000	$7,100	$37,578	$(119,506)	$(74,828)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 28, 2019	7,100,000	$7,100	$37,578	$(99,819)	$(55,141)
Net loss				(9,253)	(9,253)
Balances at May 31, 2019	7,100,000	$7,100	$37,578	$(109,072)	$(64,394)
Net loss				(1,714)	(1,714)
Balances at August 31, 2019	7,100,000	$7,100	$37,578	$(110,786)	$(66,108)
Net loss				(1,570)	(1,570)
Balances at November 30, 2019	7,100,000	$7,100	$37,578	$(112,356)	$(67,678)

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,649)	$(12,537)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	764	(30)
Accounts payable	950	1,565)
Net Cash Used in Operating Activities	(3,935)	(11,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	15,000	-
Net Cash Provided by Financing Activities	15,000	-
Net Change in Cash	11,065	(11,002)
Cash, beginning of period	2,830	17,662
Cash, end of period	$13,895	$6,660

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2020

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of November 30, 2020 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the Nine Month period ended November 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 29, 2020.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $119,506 as of November 30, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from related parties and, or, private placement of common stock. In May 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM RELATED PARTIES

Advances from related parties for the periods ended November 30, 2020 and 2019 were $91,738 and $76,738, respectively.

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

There were 7,100,000 shares of common stock issued and outstanding as of November 30, 2020.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to November 30, 2020 to the date these financial statements were available to be issued as of June 19, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, except that in May 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has $13,895 in its bank account. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and nine month periods ended November 30, 2020 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Three and Nine Month Periods Ended November 30, 2020 Compared to Three and Nine Month Periods Ended November 30, 2019.

We earned no revenue during the three and nine month periods ended November 30, 2020 and 2019. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended November 30, 2020 was $2,214 compared to a net loss of $1,570 for the three month period ended November 30, 2019. Our net loss for the nine month period ended November 30, 2020 was $5,649 compared to a net loss of $12,537 for the nine month period ended November 30, 2019.

During the three month period ended November 30, 2020, we incurred general and administrative expenses of $2,214 as compared to $1,570 incurred for the three month period ended November 30, 2019. During the nine month period ended November 30, 2020, we incurred general and administrative expenses of $5,649 as compared to $12,537 incurred for the nine month period ended November 30, 2019. General and administrative expenses incurred during the three and nine month periods ended November 30, 2020 and 2019 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2020

As of November 30, 2020, we had cash of $13,895, prepaid expenses of $3,965, liabilities of $92,688, and an accumulated deficit of $119,506. As of February 29, 2020, we had cash of $2,830, prepaid expenses of $4,729, liabilities of $76,738, and an accumulated deficit of $113,857. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the nine month periods ended November 30, 2020 and 2019, net cash used in operating activities amounted to $3,935 and $11,002, respectively.

Cash Flows from Investing Activities

For the nine month periods ended November 30, 2020 and 2019, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the nine month periods ended November 30, 2020 and 2019, net cash provided by financing activities amounted to $15,000 and $0, respectively.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three and nine month periods ended November 30, 2020, the controlling stockholder loaned $0 and $15,000, respectively, to the Company for working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of November 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s s internal control over financial reporting during the third quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

