Form 10-Q
period 2021-05-31
TOUCAN INTERACTIVE CORP
filed 2021-06-30
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2021

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

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended May 31, 2021

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	May 31, 2021	February 28, 2021
ASSETS

Current Assets
Cash and cash equivalents	$14,320	$11,175
Prepaid expenses	25,188	4,738
Total Current Assets	39,508	15,913

Total Assets	$39,508	$15,913

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$100	$200
Advances from related parties	121,738	91,738
Total Current Liabilities	121,838	91,938

Total Liabilities	121,838	91,938

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(127,008)	(120,703)
Total Stockholders’ Deficit	(82,330)	(76,025)

Total Liabilities and Stockholders’ Deficit	$39,508	$15,913

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	6,305	1,720
TOTAL OPERATING EXPENSES	6,305	1,720

NET LOSS	$(6,305)	$(1,720)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 28, 2021	7,100,000	$7,100	$37,578	$(120,703)	$(76,025)
Net loss				(6,305)	(6,305)
Balances at May 31, 2021	7,100,000	$7,100	$37,578	$(127,008)	$(82,330)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 29, 2020	7,100,000	$7,100	$37,578	$(113,857)	$(69,179)
Net loss				(1,720)	(1,720)
Balances at May 31, 2020	7,100,000	$7,100	$37,578	$(115,577)	$(70,899)

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,305)	$(1,720)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	(20,450)	(250)
Accounts payable	(100)	300
Net Cash Used in Operating Activities	(26,855)	(1,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	30,000	-
Net Cash Provided by Financing Activities	30,000	-
Net Change in Cash	3,145	(1,670)
Cash, beginning of period	11,175	2,830
Cash, end of period	$14,320	$1,160
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

May 31, 2021

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of May 31, 2021 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the three month period ended May 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2021.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $127,008 as of May 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In May 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

There were 7,100,000 shares of common stock issued and outstanding as of May 31, 2021.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to May 31, 2021 to the date these financial statements were available to be issued as of June 28, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2021 (the “2021 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in February and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Toucan” as used herein refers collectively to Toucan Interactive Corp., unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has $14,320 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three month period ended May 31, 2021 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Three Month Period Ended May 31, 2021 Compared to Three Month Period Ended May 31, 2020.

We earned no revenue during the three month periods ended May 31, 2021 and 2020. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended May 31, 2021 was $6,305 compared to a net loss of $1,720 for the three month period ended May 31, 2020.

During the three month period ended May 31, 2021, we incurred general and administrative expenses of $6,305 as compared to $1,720 incurred for the three month period ended May 31, 2020. General and administrative expenses incurred during the three month periods ended May 31, 2021 and 2020 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2021

As of May 31, 2021, we had cash of $14,320, prepaid expenses of $25,188, liabilities of $121,838, and a working capital deficit of $82,330. As of February 28, 2021, we had cash of $11,175, prepaid expenses of $4,738, liabilities of $91,938, and a working capital deficit of $76,025. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the three month periods ended May 31, 2021 and 2020, net cash used in operating activities amounted to $26,855 and $1,670, respectively.

Cash Flows from Investing Activities

For the three month periods ended May 31, 2021 and 2020, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the three month period ended May 31, 2021, net cash provided by financing activities amounted to $30,000. There was no net cash provided by financing activities for the three month period ended May 31, 2020.

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

On April 22, 2017, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2017, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three month period ended May 31, 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses. Additionally, any equity financing in which we might engage would result in dilution to our existing stockholders.

GOING CONCERN

The independent auditors’ audit report accompanying our financial statements dated February 28, 2021 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. In May 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of May 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s s internal control over financial reporting during the first quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

