Form 10-Q
period 2021-11-30
TOUCAN INTERACTIVE CORP
filed 2022-01-13
CIK 1602143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2021

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

Yes ☒ No ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,100,000 shares of common stock were issued and outstanding as of January 7, 2022.

TOUCAN INTERACTIVE CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter ended November 30, 2021

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

TOUCAN INTERACTIVE CORP.

Condensed Balance Sheet

(Unaudited)

	November 30, 2021	February 28, 2021
ASSETS

Current Assets
Cash and cash equivalents	$8,530	$11,175
Prepaid expenses	2,411	4,738
Total Current Assets	10,941	15,913

Total Assets	$10,941	$15,913

LIABILITIES & STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$200	$200
Advances from related parties	121,738	91,738
Total Current Liabilities	121,938	91,938

Total Liabilities	121,938	91,938

Stockholders’ (Deficit)
Common stock par value $.001; 75,000,000 shares authorized, 7,100,000 shares issued and outstanding	7,100	7,100
Additional paid in capital	37,578	37,578
Accumulated deficit	(155,675)	(120,703)
Total Stockholders’ Deficit	(110,997)	(76,025)

Total Liabilities and Stockholders’ Deficit	$10,941	$15,913

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	4,102	2,214	34,972	5,649
TOTAL OPERATING EXPENSES	4,102	2,214	34,972	5,649

NET LOSS	$(4,102)	$(2,214)	$(34,972)	$(5,649)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,100,000	7,100,000	7,100,000	7,100,000

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 28, 2021	7,100,000	$7,100	$37,578	$(120,703)	$(76,025)
Net loss				(6,305)	(6,305)
Balances at May 31, 2021	7,100,000	$7,100	$37,578	$(127,008)	$(82,330)
Net loss				(24,565)	(24,565)
Balances at August 31, 2021	7,100,000	$7,100	$37,578	$(151,573)	$(106,895)
Net loss				(4,102)	(4,102)
Balances at November 30, 2021	7,100,000	$7,100	$37,578	$(155,675)	$(110,997)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at February 29, 2020	7,100,000	$7,100	$37,578	$(113,857)	$(69,179)
Net loss				(1,720)	(1,720)
Balances at May 31, 2020	7,100,000	$7,100	$37,578	$(115,577)	$(70,899)
Net loss				(1,715)	(1,715)
Balances at August 31, 2020	7,100,000	$7,100	$37,578	$(117,292)	$(72,614)
Net loss				(2,214)	(2,214)
Balances at November 30, 2020	7,100,000	$7,100	$37,578	$(119,506)	$(74,828)

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,972)	$(5,649)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	2,327	764
Accounts payable	-	950
Net Cash Used in Operating Activities	(32,645)	(3,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	30,000	15,000
Net Cash Provided by Financing Activities	30,000	15,000
Net Change in Cash	(2,645)	(11,065)
Cash, beginning of period	11,175	2,830
Cash, end of period	$8,530	$13,895

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TOUCAN INTERACTIVE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2021

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of November 30, 2021 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the Nine Month period ended November 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended February 28, 2021.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $155,675 as of November 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In May 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company to demonstrate its continued support to finance the Company’s ongoing operation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM RELATED PARTIES

Advances from related parties for the periods ended November 30, 2021 and 2020 were $121,738 and $91,738, respectively.

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

There were 7,100,000 shares of common stock issued and outstanding as of November 30, 2021.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to November 30, 2020 to the date these financial statements were available to be issued as of January 7, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our controlling stockholder, management or other investors. As of the date of the period covered by this report, the Company has $8,530 in its bank account. There are no assurances that the Company will be able to secure any additional funding as needed.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during the three and nine month periods ended November 30, 2021 to the critical accounting policies disclosed in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Three and Nine Month Periods Ended November 30, 2021 Compared to Three and Nine Month Periods Ended November 30, 2020.

We earned no revenue during the three and nine month periods ended November 30, 2021 and 2020. We have earned minimal revenue since the date of inception.

Our net loss for the three month period ended November 30, 2021 was $4,102 compared to a net loss of $2,214 for the three month period ended November 30, 2020. Our net loss for the nine month period ended November 30, 2021 was $34,972 compared to a net loss of $5,649 for the nine month period ended November 30, 2020.

During the three month period ended November 30, 2021, we incurred general and administrative expenses of $4,102 as compared to $2,214 incurred for the three month period ended November 30, 2020. During the nine month period ended November 30, 2021, we incurred general and administrative expenses of $34,972 as compared to $5,649 incurred for the nine month period ended November 30, 2020. General and administrative expenses incurred during the three and nine month periods ended November 30, 2021 and 2020 were generally related to corporate overhead and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2021

As of November 30, 2021, we had cash of $8,530, prepaid expenses of $2,411, liabilities of $121,938, and an accumulated deficit of $115,675. As of February 28, 2021, we had cash of $11,175, prepaid expenses of $4,738, liabilities of $91,938, and an accumulated deficit of $120,703. We expect to incur continued losses until we acquire a company with operations and those operations are profitable.

Cash Flows from Operating Activities

For the nine month periods ended November 30, 2021 and 2020, net cash used in operating activities amounted to $32,645 and $3,935, respectively.

Cash Flows from Investing Activities

For the nine month periods ended November 30, 2021 and 2020, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans or the issuance of equity. For the nine month periods ended November 30, 2021 and 2020, net cash provided by financing activities amounted to $30,000 and $15,000, respectively.

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

On April 22, 2016, all the loans made by the Company’s then sole director were repaid in full. Since the Change of Control in April 2016, we rely on loans from our controlling stockholder to meet our expenses. There is no guarantee that our controlling stockholder will continue to lend us funds to meet our expense in the future. Currently, we do not have any other arrangements for financing. During the three month period ended November 30, 2021, the controlling stockholder did not lend any funds to the Company for working capital. During the nine month period ended November 30, 2021, the controlling stockholder, through a related entity, advanced $30,000 to the Company for working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by the Company’s s management, the principal executive officer and principal financial officer have concluded that the Company’s s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of November 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Toucan Interactive Corp.
(Registrant)

Date: January 13, 2022	By:	/s/ Gang Ding
	Name:	Gang Ding
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2022	By:	/s/ William Chu
	Name:	William Chu
	Title:	Chief Financial Officer
(Principal Financial Officer)

